Form 10QSB
period 1996-03-31
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 1996-05-15
CIK 726666

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended March 31, 1996     Commission File Number 0-12210



                PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
       (Exact name of small business issuer as specified in its charter)



        Maryland                                      04-2801764
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization


One International Place, Boston, MA                             02110
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:        (617) 330-8600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X      NO

                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                                 BALANCE SHEETS

                                    (NOTE 1)

                                     ASSETS


                                                                                 March 31,         December 31,
                                                                                     1996                 1995
                                                                                (Unaudited)             (Audited)


Cash and cash equivalents.......................................................      $ 121,159          $ 121,409
Due from operating partnership..................................................          1,652              1,652
                                                                                      ---------          ---------
        Total Assets............................................................      $ 122,811          $ 123,061
                                                                                      =========          =========



                        LIABILITIES AND PARTNERS' DEFICIT


Loans from general partner......................................................         20,082             20,082

Partners' Deficit...............................................................        102,729            102,979
                                                                                      ---------          ---------

        Total Liabilities and Partners' Capital.................................      $ 122,811          $ 123,061
                                                                                      =========          =========


                       The accompanying notes are an integral part of these consolidated financial statements.


                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS

                              (UNAUDITED) (NOTE 1)



                                                                                                   For the Three Months
                                                                                                     Ended March 31,
                                                                                          1996                               1995
                                                                                               -------------------------------
INCOME:
    Interest...................................................                        $   -                               $   -
                                                                                       --------                            -----

EXPENSES:
    Administration fee.........................................                            -                                 31,250
    Professional fees..........................................                             250                                 750
                                                                                       --------                            --------
                                                                                            250                              32,000

Net Loss                                                                               $(   250)                           $(32,000)
                                                                                       ========                            ========

Net loss per unit of limited
    partnership interest outstanding                                                  $    (.42)                        $    (54.00)
                                                                                      =========                         ===========


                       The accompanying notes are an integral part of these consolidated financial statements.


                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                             STATEMENTS OF CASH FLOW

                              (UNAUDITED) (NOTE 1)


                                                                                  For the Three Months Ended
                                                                                          March 31,
                                                                                 ------------------
                                                                                    1996                            1995
                                                                                 ----------                       -------


Cash flow from operating activities:
    Net loss....................................................................       $ (   250)               $ (32,000)
    Adjustments to reconcile net loss to net cash
        used by operating activities:
         Change in assets and liabilities:
            Decrease in accounts payable........................................            -                        -
            Increase in Loans and fees due affiliates...........................            -                      32,000
                                                                                       ---------                ---------

          Net cash used by operating activities.................................         (   250)                    -
                                                                                       ---------                ------

Net increase (decrease) in cash and cash equivalents............................         (   250)                    -
                                                                                       ---------                ------

Cash and cash equivalents at beginning of period................................         121,409                     -
                                                                                       ---------                ------

Cash and cash equivalents at end of period......................................       $ 121,159                $    -
                                                                                       =========                ======


                       The accompanying notes are an integral part of these consolidated financial statements.


                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                              (UNAUDITED) (NOTE 1)





                                                                     Linnaeus-
                                                                     Phoenix
                                             Winthrop                Associates           Investor              Total
                                             Financial               Limited              Limited               Partners'
                                             Co., Inc.               Partnership          Partners              Deficit


Balance,
  December 31, 1995.........................     $(271,513)             $(573,422)          $947,914                $ 102,979

Net Loss....................................            (1)                    (1)              (248)                    (250)
                                                   -------                -------              -----                   ------

Balance,
  March 31, 1996............................     $(271,514)             $(573,423)          $948,162                $ 102,729
                                                 =========              =========           ========                =========



Balance,
  December 31, 1994.........................     $(276,630)             $(578,539)          $(65,224)               $(920,393)

Net Loss....................................          (160)                  (160)           (31,680)                 (32,000)
                                                 ---------              ---------           --------                ---------

Balance,
  March 31, 1995............................     $(276,790)             $(578,699)          $(96,904)               $(952,393)
                                                 =========              =========           ========                =========









                       The accompanying notes are an integral part of these consolidated financial statements.

                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)


1.        ACCOUNTING AND FINANCIAL REPORTING POLICIES

          The condensed financial statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include all adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's latest annual report on Form 10-K.

          The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 1996.


2.        INVESTMENT IN OPERATING PARTNERSHIP

          The Partnership accounts for its investment in Presidential Towers, Ltd. (the "Operating Partnership") using the equity method of accounting. Under the equity method of accounting, the initial investment is recorded at cost, increased or decreased by the Partnership's share of income or losses, and decreased by distributions. Equity in the loss of the Operating Partnership is no longer recognized once the investment balance reaches zero.

          The loss from the  Operating  Partnership,  not  recognized  since the
          investment   balance   reached  zero,   will  be  offset  against  the
          Partnership's share of future income from the Operating Partnership.


3.        TAXABLE LOSS

          The Partnership's taxable loss for 1996 is expected to differ from that for financial reporting purposes primarily due to accounting differences in the recognition of construction period costs and depreciation incurred by the Operating Partnership.

          Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


          This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.


          LIQUIDITY AND CAPITAL RESOURCES

          The Partnership's primary source of liquidity is distributions from Presidential Towers Ltd., an Illinois limited partnership (the "Operating Partnership"). The Partnership is responsible for paying various administrative costs associated with monitoring the
          Partnership's investment in the Operating Partnership, and paying various professional fees associated with the affairs of the Partnership.

          During  the  three  months  ended  March  31,  1996,   the   Operating
          Partnership did not make any distributions to the Partnership. A significant restructuring of the ownership and debt of the Operating Partnership was finalized in April 1995. As a result of this restructuring, the Partnership is entitled to receive an annual distribution from the Operating Partnership as a reimbursement of the Partnership's administrative expenses and professional fees up to an annual maximum of $30,000. It is not expected that the Operating Partnership will be able to make any distribution to the Partnership in excess of this amount until the Operating Partnership's asset is sold. However, due to the preferred return to required to be paid to TKI Presidential Partners and the Department of Housing and Urban Development, it is likely that a sale of the Operating Partnership's assets will not generate sufficient funds to permit a distribution to the Partnership. Accordingly, it is anticipated that limited partners will not receive a return of their original investment in the Partnership.

          The Partnership's liquidity based on cash and cash equivalents remained constant at March 31, 1995 as compared to December 31, 1995. It is expected that so long as the Partnership's administrative expenses do not exceed $30,000 in any year, the Partnership's cash and cash equivalents will remain constant until the Operating Partnership is liquidated.

          RESULTS OF OPERATIONS

          Operating results improved by $31,750 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 due to a decrease in expenses of $31,750.

                           PART II - OTHER INFORMATION


         Item 6.           Exhibits and Reports on Form 8-K


         No Report on Form 8-K was required to be filed during the period.



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


              PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                           (Registrant)

                         By:  Winthrop Financial Co., Inc.
                              One of its General Partners


                              By: /s/ Michael L. Ashner
                                      Michael L. Ashner
                                      Chief Executive Officer

                              By: /s/ Edward V. Williams
                                      Edward V. Williams
                                      Chief Financial Officer



Dated:  May 15, 1996