Form 10QSB
period 1996-06-30
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 1996-08-14
CIK 726666

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              FORM 10QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended June 30, 1996     Commission File Number 0-12210



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

                                    (NOTE 1)

                                     ASSETS



                                                                                       June 30,                December 31,
                                                                                         1996                     1995
                                                                                     (Unaudited)                (Audited)


Cash and cash equivalents                                                              $ 190,292                 $ 121,409
Due from Operating Partnership                                                            24,834                     1,652
                                                                                       ---------                 ---------

         Total Assets                                                                  $ 215,126                 $ 123,061
                                                                                       =========                 =========



                        LIABILITIES AND PARTNERS' DEFICIT


Loans and fees due affiliates                                                             20,082                    20,082

Partners' Capital                                                                        195,044                   102,979
                                                                                       ---------                 ---------

         Total Liabilities and Partners' Capital                                       $ 215,126                 $ 123,061
                                                                                       =========                 =========


The accompanying notes are an integral part of these consolidated financial statements.

                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS

                              (UNAUDITED) (NOTE 1)



                                                           For the Three Months                      For the Six Months
                                                              Ended June 30,                           Ended June 30,
                                                         1996                1995                 1996               1995
                                                      -------------------------------------------------------------------


EXPENSES:
  Administration fee                                  $   -               $  6,164            $    -              $ 37,414
  Other expenses                                           489                 106                  739                856
                                                      --------------------------------------------------------------------
                                                           489               6,270                  739             38,270
                                                      --------------------------------------------------------------------
Net Loss before
  other income                                            (489)             (6,270)                (739)           (38,270)


OTHER INCOME
  Distribution from
    operating partnership                               92,804                -                  92,804               -
  Gain on Debt Extinguishm                                -                958,663                 -               958,663
                                                     ---------------------------------------------------------------------

Net Income (Loss)                                    $  92,315           $ 952,393            $  92,065          $ 920,393
                                                     =====================================================================

Net Income (Loss) per unit
  of limited partnership
  interest outstanding                               $     155           $   1,598            $     154          $   1,544
                                                     =====================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                             STATEMENTS OF CASH FLOW

                              (UNAUDITED) (NOTE 1)


                                                                                                         For the Six Months Ended
                                                                                                                June 30,
                                                                                                 1996                1995


Net Income (Loss)                                                                             $  92,065          $ 920,393
Adjustments to reconcile net income
  (loss) to net cash used in operating
  activities:
         Gain on extinguishment of debt                                                            -              (958,663)
                                                                                              ----------------------------

Net Cash provided by (used in)
         Operating activities                                                                    92,065            (38,270)
                                                                                              ----------------------------

Cash flows from Investing Activities:

         Increase in due from Operating Partnership                                             (23,182)            (1,543)
                                                                                             -----------------------------

Net Cash used by Investing Activities                                                           (23,182)            (1,543)
                                                                                             -----------------------------

Cash flows from Financing Activities:

         Proceeds from loans from affiliates                                                       -                58,297
                                                                                             -----------------------------

Net Cash provided by Financing Activities                                                          -                58,297
                                                                                             -----------------------------

Net increase in cash                                                                             68,883             18,484
                                                                                             -----------------------------

Cash, beginning of period                                                                       121,409                  0
                                                                                             -----------------------------

Cash, end of period                                                                          $  190,292          $  18,484
                                                                                             =============================



The accompanying notes are an integral part of these consolidated financial statements.

                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                              (UNAUDITED) (NOTE 1)




                                                                     Linnaeus-
                                                                     Phoenix
                                               Winthrop              Associates           Investor              Total
                                               Financial             Limited              Limited               Partners'
                                               Co., Inc.             Partnership          Partners              Deficit


Balance,
  December 31, 1995.........................   $(271,513)            $(573,422)           $  947,914            $ 102,979

Net Income..................................         460                   460                91,145               92,065
                                               ---------             ---------            ----------            ---------

Balance,
  June 30, 1996.............................   $(271,053)            $(572,962)           $1,039,059            $ 195,044
                                               =========             =========            ==========            =========



Balance,
  December 31, 1994.........................   $(276,630)            $(578,539)           $  (65,224)           $(920,393)

Net Loss....................................       4,602                 4,602               911,189              920,393
                                               ---------             ---------            ----------            ---------

Balance,
  June 30, 1995.............................   $(272,028)            $(573,937)           $  845,965            $       0
                                               =========             =========            ==========            =========






The accompanying notes are an integral part of these consolidated financial statements.

                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)



1.        ACCOUNTING AND FINANCIAL REPORTING POLICIES

          The condensed financial statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include all adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K.

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


3.        TAXABLE INCOME (LOSS)

          The Partnership's taxable loss for 1996 is expected to differ from that for financial reporting purposes primarily due to accounting differences in the recognition of construction period costs and depreciation incurred by the Operating Partnership.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



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

During the three months ended June 30, 1996, the Operating Partnership made a distribution of $92,804 to the Partnership. Pursuant to the terms of the Regulatory Agreement governing the Operating Partnership, the Operating Partnership is permitted to make semi-annual distributions from surplus cash. In addition, the Partnership is entitled to receive an annual distribution from the Operating Partnership as a reimbursement of the Partnership's administrative expenses and professional fees up to an annual maximum of $30,000. Any future distributions from the Operating Partnership are subject to the terms of the Regulatory Agreement. Based on information provided to the Partnership from the Operating Partnership, the Partnership anticipates receiving a distribution from the Operating Partnership of approximately $75,000 during the second half of 1996.

As a result of the restrictions set forth in the Regulatory Agreement on the ability of the Operating Partnership to make distributions, the preferred return required to be paid to TKI Presidential Partners and the Department of Housing and Urban Development from a sale of the property, it is anticipated that limited partners will not receive a return of their original investment in the Partnership.

The Partnership's liquidity based on cash and cash equivalents increased to $190,292 at June 30, 1996 as compared to $121,409 at December 31, 1995 due to the distribution from the Operating Partnership. It is expected that so long as the Partnership's administrative expenses do not exceed $30,000 in any year, the Partnership's cash and cash equivalents will remain relatively constant until the Operating Partnership is liquidated.

RESULTS OF OPERATIONS

Operating results improved by $5,781 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 due to a decrease in administrative expenses of $6,164 which was partially offset by an increase in other expenses.

                           PART II - OTHER INFORMATION


Item 6.                  EXHIBITS AND REPORTS ON FORM 8-K


A.        EXHIBITS

          Exhibit 27 - Financial Data Schedule


B.        REPORTS ON FORM 8-K

          No Report on Form 8-K was required to be filed during the period.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                                  (Partnership)


                        By: Winthrop Financial Co., Inc.
                                A General Partner


                        By: /s/ Edward V. Williams
                                Edward V. Williams
                                Chief Financial Officer


                        By: /s/ Michael Ashner
                                Michael Ashner
                                Chief Executive Officer



Dated:  August 14, 1996