Form 10QSB
period 1996-09-30
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 1996-11-14
CIK 726666

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              FORM 10QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended September 30, 1996     Commission File Number 0-12210



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

                                    (NOTE 1)

                                     ASSETS


                                                                                    September 30,              December 31,
                                                                                         1996                     1995
                                                                                     (Unaudited)                (Audited)


Cash and cash equivalents                                                              $ 190,895                 $ 121,409
Due from Operating Partnership                                                             4,149                     1,652
                                                                                       ---------                 ---------

         Total Assets                                                                  $ 195,044                 $ 123,061
                                                                                       =========                 =========



                        LIABILITIES AND PARTNERS' CAPITAL


Loans and fees due affiliates                                                          $   -                     $  20,082

Partners' Capital                                                                        195,044                   102,979
                                                                                       ---------                 ---------

         Total Liabilities and Partners' Capital                                       $ 195,044                 $ 123,061
                                                                                       =========                 =========


The accompanying notes are an integral part of these consolidated financial statements.

                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS

                              (UNAUDITED) (NOTE 1)



                                                            For the Three Months                     For the Nine Months
                                                             Ended September 30,                     Ended September 30,
                                                         1996                1995                 1996               1995
                                                      -------------------------------------------------------------------


EXPENSES:
  Administration fee                                      -                   -               $    -              $ 37,414
  Other expenses                                          -                   -                     739                856
                                                      --------------------------------------------------------------------
                                                          -                   -                     739             38,270
                                                      --------------------------------------------------------------------
Net Loss before
  other income                                            -                   -                    (739)           (38,270)


OTHER INCOME
  Distribution from
    operating partnership                                 -                   -                  92,804               -
  Gain on Debt Extinguishm                                -                   -                    -               958,663
                                                     ---------------------------------------------------------------------

Net Income                                                -                   -               $  92,065          $ 920,393
                                                     =====================================================================

Net Income per unit
  of limited partnership
  interest outstanding                                    -                   -               $     154          $   1,544
                                                     =====================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                             STATEMENTS OF CASH FLOW

                              (UNAUDITED) (NOTE 1)


                                                                                                 For the Nine Months Ended
                                                                                                       September 30,
                                                                                                 1996                1995


Net Income                                                                                    $  92,065          $ 920,393
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
         Gain on extinguishment of debt                                                            -              (958,663)
                                                                                              ----------------------------

Net Cash provided by (used in)
         Operating activities                                                                    92,065            (38,270)
                                                                                              ----------------------------

Cash flows from Investing Activities:

         Increase in due from Operating Partnership                                              (2,497)            (1,653)
                                                                                              ----------------------------

Net Cash used by Investing Activities                                                            (2,497)            (1,653)
                                                                                              ----------------------------

Cash flows from Financing Activities:

         Proceeds from loans from affiliates                                                       -                58,352
         Payment of loans from affiliates                                                       (20,082)               -
                                                                                              --------------------------

Net Cash provided by (used by
  Financing Activities                                                                          (20,082)            58,352
                                                                                              ----------------------------

Net increase in cash                                                                             69,486             18,429
                                                                                              ----------------------------

Cash, beginning of period                                                                       121,409                  0
                                                                                              ----------------------------

Cash, end of period                                                                           $ 190,895          $  18,429
                                                                                              ============================



The accompanying notes are an integral part of these consolidated financial statements.

                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                              (UNAUDITED) (NOTE 1)




                                                                     Linnaeus-
                                                                     Phoenix
                                               Winthrop              Associates           Investor              Total
                                               Financial             Limited              Limited               Partners'
                                               Co., Inc.             Partnership          Partners              Capital


Balance,
  December 31, 1995.........................   $(271,513)            $(573,422)           $  947,914            $ 102,979

Net Income..................................         460                   460                91,145               92,065
                                               ---------             ---------            ----------            ---------

Balance,
  September 30, 1996........................   $(271,053)            $(572,962)           $1,039,059            $ 195,044
                                               =========             =========            ==========            =========



Balance,
  December 31, 1994.........................   $(276,630)            $(578,539)           $  (65,224)           $(920,393)

Net Loss....................................       4,602                 4,602               911,189              920,393
                                               ---------             ---------            ----------            ---------

Balance,
  September 30, 1995........................   $(272,028)            $(573,937)           $  845,965            $       0
                                               =========             =========            ==========            =========






The accompanying notes are an integral part of these consolidated financial statements.

                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)



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

During the nine months ended September 30, 1996, the Operating Partnership made a distribution of $92,804 to the Partnership. Pursuant to the terms of the Regulatory Agreement governing the Operating Partnership, the Operating Partnership is permitted to make semi-annual distributions from surplus cash. In addition, the Partnership is entitled to receive an annual distribution from the Operating Partnership as a reimbursement of the Partnership's administrative expenses and professional fees up to an annual maximum of $30,000. During the three months ended September 30, 1996, the Partnership received such a distribution in the amount of $23,183. Any future distributions from the Operating Partnership are subject to the terms of the Regulatory Agreement. Based on information provided to the Partnership from the Operating Partnership, the Partnership anticipates receiving a distribution from the Operating Partnership of approximately $75,000 during the second half of 1996.

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

The Partnership's liquidity based on cash and cash equivalents increased to $190,894 at September 30, 1996 as compared to $121,409 at December 31, 1995 due to the distributions from the Operating Partnership. These were partially offset by the reimbursement of loans from an affiliate totalling $20,082. It is expected that so long as the Partnership's administrative expenses do not exceed $30,000 in any year, the Partnership's cash and cash equivalents will remain relatively constant until the Operating Partnership is liquidated.

RESULTS OF OPERATIONS

Operating results improved by $5,781 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 due to a decrease in administrative expenses of $6,164 which was partially offset by an increase in other expenses.







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



Dated:  November 14, 1996