Form 10KSB
period 1996-12-31
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 1997-04-15
CIK 726666

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                                                            Commission File
For the year ended December 31, 1996                        Number  0-12210
                   -----------------                                -------


                 PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
       (Exact name of small business issuer as specified in its charter)

       Maryland                                        36-3110117
(State of organization)                       (IRS Employer Identification No.)

One International Place, Boston, Massachusetts               02110
(Address of principal executive offices)                  (Zip  Code)

Registrant's telephone number including area code:        (617) 330-8600
                                                          --------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for its most recent fiscal year were $231,071.

No market exists for the limited partnership interests of the registrant, and, therefore, no aggregate market value can be computed.



                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format:  Yes ___  No  X

                                     PART I

Item 1.           Description of Business.

Organization

         Presidential Associates I Limited Partnership (the "Partnership") was organized as a Maryland limited partnership under the Maryland Revised Uniform Limited Partnership Act on July 20, 1983, for the purpose of investing in Presidential Towers Ltd. (the "Operating Partnership"), an Illinois limited partnership organized for the purpose of building, owning and operating a residential apartment complex in downtown Chicago, Illinois (the "Project").

         The general partners of the Partnership are Winthrop Financial Co., Inc., a Massachusetts corporation ("Winthrop Financial"), and Linnaeus-Phoenix Associates Limited Partnership ("Linnaeus-Phoenix"). Winthrop Financial is the Partnership's managing general partner. Collectively, Winthrop Financial and Linnaeus-Phoenix shall be referred to hereinafter as the "General Partners." Winthrop Financial is a wholly-owned subsidiary of First Winthrop Corporation which is wholly owned by Winthrop Financial Associates, A Limited Partnership ("WFA"), a Maryland limited partnership. See "Change in Control."

         The only business of the Partnership is investing as a limited partner in the Operating Partnership. As of the date hereof, the general partners of the Operating Partnership are (i) McHugh Levin Associates Venture ("McHugh Levin"), an Illinois limited partnership whose general partners are James P. McHugh and Daniel E. Levin, (ii) Madison-Canal Company, an Illinois limited partnership whose general partner is Daniel J. Shannon and (iii) TKI Presidential Partners.

         As of the date hereof, the Partnership holds a 19.998% limited partnership interest in the Operating Partnership. In exchange for this interest the Partnership made a capital contribution of $33,172,524 to the Operating Partnership. See "Restructuring of
Operating Partnership."

Development

     The Partnership was initially capitalized with contributions totaling $300 from the General Partners. In September 1983, the Partnership completed a private offering of 590 units of limited partnership interest (the "Units") pursuant to Regulation D under the Securities Act of 1933. The Partnership raised $59,000,000 in capital contributions from 545 investor limited partners (the "Limited Partners"). Of the $59,000,000 raised, $697,380 was received upon the Limited Partners' admission to the Partnership, and the balance was paid in installments pursuant to the terms of promissory notes (the "Investor Notes") delivered to the Partnership by the Limited Partners. The last installment was due on January 15, 1990. As of April 1, 1997, $88,832 of this installment remains uncollected.

         Based on the projected occupancy levels and rental rates, it was expected that the Project would operate at a deficit until approximately 1993. Accordingly, at the time of the offering the Operating Partnership designated approximately $21 million of the capital contribution from the Partnership as operating reserves.

         The General Partners and the general partners of the Operating Partnership projected that these reserves and deficit loans would be sufficient to fund operations until the Project could achieve break-even operations. However, due to lower than projected revenues and higher than projected real estate taxes, the Project's cash flow deficit was significantly higher than anticipated, and thus the reserves were depleted sooner than anticipated.

Restructuring of Operating Partnership

         After failing to meet its mortgage obligations, the mortgage loan on the Project was assigned by the lender to the Department of Housing and Urban Development ("HUD") which had insured the mortgage. The Operating Partnership and HUD entered into a written tentative Restructuring Agreement (the "Restructuring Agreement") in December 1991. The Restructuring Agreement, which was implemented on April 18, 1995 and was approved by a majority in interest of the limited partners of the Partnership, provided for the split of the then existing mortgage note into two new mortgage notes. This was designed to afford the Project achievable debt service obligations under the Restructuring Agreement. Both new mortgage notes mature on the same date as the original mortgage loan, September 1, 2028. HUD will, however, have the right to accelerate the obligations evidenced by the notes at any time after June 1, 2015.

     Each of the notes is prepayable in whole or in part at any time without penalty. The new first mortgage note, in the amount of $127,000,000, bears interest at an annual rate of 8.1%. All accrued and unpaid interest will be compounded annually at the rate of 8.1%. The first mortgage note consists of two tiers. The first tier, in the principal amount of $71,000,000, is to be repaid through level monthly payments which amortizes the debt over the remaining loan term. A service charge payable to HUD in the amount of 0.5% per annum of the then outstanding principal mortgage balance will be payable monthly. The secondary tier note is in the amount of $56,000,000. The secondary tier requires semi-annual payments of principal and interest in an amount equal to 80% of the Project's net cash flow; provided, however, that commencing on the tenth anniversary of the closing (June 1, 2005), the semi-annual payments will be in an amount equal to the greater of (i) 80% of the Project's net cash flow or (ii) a fixed minimum payment of $164,025 that shall increase each year between the eleventh year and twentieth year after closing. The annual HUD 0.5% service charge will accrue on the then outstanding principal amount of the second tier and be due only upon prepayment in full of the first mortgage note or maturity of the first mortgage note. In addition, the Operating Partnership is obligated to reduce the secondary tier's principal by a total of $10,000,000 over a six year period.


         The principal amount of the new second mortgage note is $63,001,421. The second mortgage note bears no interest and is payable from available proceeds from a sale or refinancing of the Project. While the new second mortgage note bears no interest, after payment in full of the principal amount of the second mortgage note from the proceeds of a sale or refinancing of the Project, 40% of all additional sale or refinancing proceeds shall be paid to HUD until HUD shall have received $20,000,000 in excess of the principal amount of the second mortgage note. HUD has the right to call this second note at any time on or after June 1, 2015. The Restructuring Agreement also requires the Operating Partnership to establish a deficit escrow account of $3,000,000 over a six year period from sources other than the operating revenues of the Project to provide additional collateral security for the mortgages. The two capital requirements described above necessitated raising $13,000,000 of new equity (available over six years, as required).

     In order to implement the Restructuring Agreement and raise the $13,000,000 of new equity, a third party investor, TKI Presidential Partners ("TKI"), was admitted to the Operating Partnership as a general partner. TKI agreed to contribute $14,000,000 over a six year period (as required by the Restructuring Agreement with HUD) in exchange for a 79% general partnership interest in the Operating Partnership, 79% of all future distributions by the Operating Partnership of operating cash flow, a preferential return of its capital contribution from the proceeds of a sale or refinancing, 79% of all additional proceeds of a sale or refinancing, 100% of all future tax losses of the Operating Partnership and effective control, through rights to approve or initiate certain actions, over all major business decisions affecting the Operating Partnership. As a result of TKI's investment, the Partnership's interest in the Operating Partnership was reduced from a 94.99% limited partnership interest to a 19.998% limited partnership interest and certain control rights over major business decisions of the Operating Partnership were transferred to TKI. Pursuant to the terms of the Partnership Agreement of the Operation Partnership, the Partnership is entitled to receive a distribution from the Operating Partnership to reimburse it for its administrative expenses and professional fees up to an annual maximum of $30,000. In addition, the Operating Partnership made distributions to the Partnership during 1995 and 1996 of approximately $102,980 and $229,049, respectively. However, due to TKI being entitled to a priority return, there can be no assurance that the Operating Partnership will be able to make additional distributions to the Partnership, if at all, until the property is sold. However, due to the preferred return to TKI and HUD, it is possible that a sale will not generate sufficient funds to permit a distribution to the Partnership. Accordingly, it is anticipated that limited partners will not receive a return of their original investment in the Partnership.

Change in Control

     Until December 22, 1994, Arthur J. Halleran, Jr. was the sole general partner of Linnaeus Associates Limited Partnership ("Linnaeus"). On December 22, 1994, pursuant to an Investment Agreement entered into among Nomura Asset Capital Corporation ("NACC"), Mr. Halleran and certain other individuals who comprised the senior management of WFA, the general partnership interest in Linnaeus was transferred to W.L. Realty, L.P. ("W.L. Realty"). W.L. Realty is a Delaware limited partnership, the general partner of which was, until July 18, 1995, A.I. Realty Company, LLC ("Realtyco"), an entity owned by certain employees of NACC. On July 18, 1995 Londonderry Acquisition II Limited Partnership ("Londonderry II"), a Delaware limited partnership, and affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, Realtyco's general partner interest in W.L. Realty and a sixty four percent (64%) limited partnership interest in W.L. Realty, and WFA acquired the general partnership interest in Linnaeus-Phoenix.

         As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, and which in turn is the sole general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II, an affiliate of Apollo, became the controlling entity of Winthrop Financial and Linnaeus-Phoenix. In connection with the transfer of control, the officers and directors of Winthrop Financial resigned and Londonderry II appointed new officers and directors. See
Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Employees

         The Partnership has no employees. Affiliates of Winthrop Financial provide administrative services for the Partnership.

Item 2.           Description of Properties.

         The Partnership has no properties other than its interest in the Operating Partnership. For a description of the properties of the Operating Partnership, see Item 1, Description of Business.

Item 3.           Legal Proceedings.

         To the best of the Partnership's knowledge, there are no material pending legal proceedings to which it is a party.

Item 4.           Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the period covered by this report.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

         The Partnership is a limited partnership and thus has no common stock. There is no established public trading market for the Units of limited partnership interest in the Partnership. Trading in Units is sporadic and occurs solely through private transactions.

         As  of  March  1,  1997,  there  were  approximately   holders  of  590
outstanding Units.

         The Partnership's partnership agreement requires that Cash Flow (as defined therein) be distributed to the partners in specified proportions at reasonable intervals during the fiscal year and in any event no later than 60 days after the close of each fiscal year. There are no restrictions on the Partnership's present or future ability to make distributions of cash flow. For the years ended December 31, 1996 and 1995, there were no cash distributions paid or accrued to the Limited Partners. In April 1997, however, the Partnership made a distribution to its partners of $200,200 ($2,002 to the General Partners and $198,198 ($335.93 per unit) to the limited partners. See Item 6 "Management's Discussion and Analysis or Plan of Operation" for the Registrant's ability to make distributions in the future.

Item 6.           Management's Discussion and Analysis or Plan of
                  Operation.

Liquidity and Capital Resources

         The Partnership's primary source of liquidity is distributions from the Operating Partnership. During 1996, the Partnership received distributions totaling $229,049 from the Operating Partnership as compared to $102,980 in 1995. Pursuant to the terms of the Partnership Agreement of the Operating Partnership, the Partnership is entitled to receive a distribution from the Operating Partnership to reimburse it for its administrative expenses and professional fees up to an annual maximum of $30,000. However, due to TKI being entitled to a priority return, there can be no assurance that the Operating Partnership will be able to make additional distributions to the Partnership, if at all, until the property is sold. However, due to the preferred return to TKI and HUD, it is possible that a sale will not generate sufficient funds to permit a distribution to the Partnership. Accordingly, it is anticipated that limited partners will not receive a return of their original investment in the Partnership. See "Item 1, Business-Restructuring of Operating Partnership."

         The Partnership is responsible for paying various administrative costs associated with monitoring the Partnership's investment in the Operating Partnership, and paying various professional fees associated with the affairs of the Partnership. In order to satisfy certain of these administrative costs and professional fees, Winthrop Financial made non-interest bearing loans to the Partnership (collectively, the "WFC Loan"). In connection with the Restructuring of the Operating Partnership, the amount due on the WFC Loan was forgiven in 1995. In addition, the Partnership's partnership agreement was amended in 1995 to delete the $125,000 annual administration fee payable to Winthrop Financial. As a result, the Partnership recognized forgiveness of debt income in the amount of $921,249.

Results of Operations

         The Partnership's net income for the year ended December 31, 1996 was $230,481 as compared to $1,023,372 for the year ended December 31, 1995. The decrease in net income is attributable to the forgiveness of debt of $921,249 recognized in 1995. With respect to the Partnership's other items of income, distributions from the Operating Partnership increased from $102,980 in 1995 to $229,049 in 1996 and interest income was 2,022 in 1996 as compared to zero in 1995. The increase in interest income is due to the Partnership having cash reserves in 1996.

         As discussed above, future operation of the Partnership are subject to the Operating Partnership's ability to make distributions to the Partnership. Expenses are expected to remain relatively constant for future periods.

         The General Partners believe that the inflation rate did not materially affect the business or operating results of the Partnership during the last three years; however, as discussed in Item 1 above, general economic conditions have had a substantial effect on the operations of the Operating Partnership since 1988. The residential market in Chicago is expected to continue to be competitive for the foreseeable future.

Item 7.           Financial Statements.

                          INDEX TO FINANCIAL STATEMENTS
                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP



Independent Auditors' Report

Balance Sheets as of December 31, 1996 and 1995

Statements of Operations for the years ended December 31, 1996 and 1995

Statements of Partners' Equity (Deficit) for the years ended December 31, 1996 and 1995

Statements of Cash Flows for the years ended December 31, 1996 and 1995

Notes to Financial Statements





                          INDEPENDENT AUDITORS' REPORT



To the Partners
Presidential Associates I Limited Partnership

         We have audited the accompanying balance sheets of Presidential Associates I Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Presidential Associates I Limited Partnership as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ Reznick Fedder & Silverman

Bethesda, Maryland
February 21, 1997

                  Presidential Associates I Limited Partnership


                                 BALANCE SHEETS

                                                   December 31,



                                                                                        1996               1995
                                                                                      --------           ------


                                                      ASSETS


Cash and cash equivalents                                                             $319,440          $121,409
Due from operating partnership                                                          14,020             1,652
                                                                                      --------         ---------

                                                                                      $333,460          $123,061
                                                                                       =======           =======

                                         LIABILITIES AND PARTNERS' EQUITY


Loans from general partner                                                       $           -         $  20,082

PARTNERS' EQUITY                                                                       333,460           102,979
                                                                                       -------           -------

                                                                                      $333,460          $123,061
                                                                                       =======           =======

                        See notes to financial statements

                  Presidential Associates I Limited Partnership


                            STATEMENTS OF OPERATIONS

                             Year ended December 31,



                                                                                  1996               1995
                                                                               ----------         -------

Expenses
  Other                                                                       $       590      $         857
                                                                               ----------       ------------

      Loss before other income                                                       (590)              (857)

Other income
  Distribution from operating partnership                                         229,049            102,980
  Forgiveness of debt income                                                            -            921,249
  Interest income                                                                   2,022                  -
                                                                                ---------    ---------------

      NET INCOME                                                                 $230,481         $1,023,372
                                                                                  =======          =========


Units of investor limited partnership interest outstanding                            590                590
                                                                                      ===                ===

Net income allocated to general partner                                            $1,152             $5,117
                                                                                    =====              =====

Net income allocated to special limited partner                                    $1,152             $5,117
                                                                                    =====              =====

Net income allocated to investor limited partners                                $228,177         $1,013,138
                                                                                  =======          =========

Net income per unit of investor limited
  partnership interest outstanding                                                   $391             $1,735
                                                                                      ===              =====


                  Presidential Associates I Limited Partnership


                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                     Years ended December 31, 1996 and 1995

                                                                    Special
                                                   General          limited
                                                  partner           partner
                                                                    Linnaeus
                                                  Winthrop          Phoenix
                                                 Financial         Associates         Investor
                                                   Company,         Limited            limited
                                                        Inc.       Partnership        partners           Total

Partners' deficit, December 31, 1994             $(276,630)         $(578,539)       $   (65,224)      $ (920,393)

Capital contributions                                  100                  -             88,732           88,832

Less capital contributions
  not yet received                                    (100)                 -            (88,732)         (88,832)

Net income                                           5,117              5,117          1,013,138        1,023,372
                                                 ---------         ----------          ---------        ---------

Partners' equity (deficit),
  December 31, 1995                               (271,513)          (573,422)           947,914          102,979

Capital contributions                                  100                  -             88,732           88,832

Less capital contributions
  not yet received                                    (100)                 -            (88,732)         (88,832)

Net income                                           1,152              1,152            228,177          230,481
                                                ----------         ----------         ----------       ----------

Partners' equity (deficit),
  December 31, 1996                              $(270,361)         $(572,270)        $1,176,091      $   333,460
                                                  ========           ========          =========       ==========


                        See notes to financial statements

                  Presidential Associates I Limited Partnership


                            STATEMENTS OF CASH FLOWS

                             Year ended December 31,



                                                                                 1996                1995
                                                                             -----------        ---------

Cash flows from operating activities
  Net income                                                                    $230,481           $1,023,372
  Adjustments to reconcile net income to
  net cash provided by operating activities
    Forgiveness of debt income                                                         -             (921,249)
    Increase in due from operating partnership                                   (12,368)              (1,652)
                                                                                --------          -----------

        Net cash provided by operating activities                                218,113              100,471
                                                                                 -------           ----------


Cash flows from financing activities
  Loans from general partner                                                           -               20,938
  Repayment of general partner loans                                             (20,082)                   -
                                                                                --------      ---------------

        Net cash provided by (used in) financing activities                      (20,082)              20,938
                                                                                --------          -----------

        NET INCREASE IN CASH AND CASH
        EQUIVALENTS                                                              198,031              121,409

Cash and cash equivalents, beginning                                             121,409                    -
                                                                                 -------      ---------------

Cash and cash equivalents, ending                                               $319,440          $   121,409
                                                                                 =======           ==========


                                         See notes to financial statements

                  Presidential Associates I Limited Partnership


                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1995


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                  POLICIES

    The Partnership was organized under laws of the State of Maryland on July 1, 1983 to acquire a limited partnership interest in Presidential Towers, Ltd. (the "operating partnership").

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    Investment in the Operating Partnership

    The investment in the operating partnership is reported using the equity method of accounting, under which the initial investment is recorded at cost, increased or decreased by the Partnership's share of income or losses, and decreased by distributions. The investment cannot be reduced below zero.

    Federal and State Income Taxes

    No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

    Cash Equivalents

    For the purposes of the statement of cash flows, the partnership considers all highly liquid financial instruments, which consist of a money market account, purchased with a maturity of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of this instrument.

NOTE B - INVESTMENT IN OPERATING PARTNERSHIP

    The Partnership held a 94.99% interest in the operating partnership which constructed, owns and operates four 49-story residential and commercial towers in Chicago, Illinois. During 1995, the Partnership agreed to the restructuring of the operating partnership which included the admission of an additional general partner and an amendment to the operating partnership's partnership agreement. The amendment resulted in the Partnership's interest in the operating partnership being reduced to 19.998%. Further, all losses from the operating partnership are allocated to the new general partner.

                  Presidential Associates I Limited Partnership

    The following is a summary of the financial position of the operating partnership at December 31, 1996 and 1995, and a summary of its results of operations for each of the two years in the period ended December 31, 1996, prepared in conformity with generally accepted accounting principles.

                                                  BALANCE SHEETS

                                                                              1996                    1995
                                                                       ------------------      -----------
Assets
  Buildings, improvements and personal property,
    net of accumulated depreciation of
    $68,493,872 and $62,249,876                                             $  81,659,639           $  86,196,802
  Land                                                                          7,798,111               7,798,111
  Other assets                                                                  8,514,187               8,336,270
                                                                            -------------           -------------

                                                                            $  97,971,937            $102,331,183
                                                                              ===========             ===========
Liabilities
  Mortgages payable                                                          $190,574,545            $188,551,650
  Other liabilities                                                             7,987,878               9,326,038
                                                                            -------------           -------------

                                                                              198,562,423             197,877,688
Partners' deficit                                                            (100,590,486)            (95,546,505)
                                                                              -----------             -----------

                                                                            $  97,971,937            $102,331,183
                                                                             ============             ===========


                                             STATEMENTS OF OPERATIONS

                                                                              1996                     1995
                                                                       ------------------       -----------
Revenue
  Rental                                                                      $24,999,329             $23,239,471
  Other                                                                         3,072,995               2,794,290
  Interest                                                                        192,068                 112,603
                                                                             ------------            ------------

                                                                               28,264,392              26,146,364
                                                                               ----------              ----------
Expenses
  Operating expenses                                                           27,846,040              27,019,082
  Amortization                                                                     72,979                 116,722
  Depreciation                                                                  6,243,996               6,190,654
                                                                              -----------             -----------

                                                                               34,163,015              33,326,458
                                                                               ----------              ----------

        Net loss                                                             $ (5,898,623)           $ (7,180,094)
                                                                              ===========             ===========

                  Presidential Associates I Limited Partnership

                           December 31, 1996 and 1995


NOTE B - INVESTMENT IN OPERATING PARTNERSHIP (Continued)

    The unrecognized portion of cumulative losses will be offset against the Partnership's share of future income from Presidential Towers, Ltd. The cumulative unrecognized loss at December 31, 1996 and 1995 is $87,999,502.

NOTE C - CAPITAL CONTRIBUTIONS

    Capital contributions receivable are recorded when received, and at December 31, 1996 and 1995 are as follows:

                                                                                  1996              1995
                                                                                --------          ------

         Investor limited partners                                               $88,732           $88,732
         General partner                                                             100               100
                                                                                --------          --------

                                                                                 $88,832           $88,832
                                                                                  ======            ======


NOTE D - RELATED PARTY TRANSACTIONS

    The general partner had made unsecured, noninterest bearing operating deficit loans to the Partnership. These loans were payable on demand and as of December 31, 1995, $20,082 is due to WFC. During 1996, these loans were paid in full.

    Management believes it is not practicable to estimate the fair value of the advances from the general partner because loans with similar characteristics are not currently available to the partnership.

    During 1995, the partners agreed to amend the terms of the partnership agreement. The amendment eliminated the annual administration fee and the general partner agreed to forgive the unpaid fees payable and the operating deficit loans. At December 31, 1995, forgiveness of indebtedness income of $921,249 is reflected in partnership income.

    As of December 31, 1996 and 1995, $14,020 and $1,652, respectively, is due from the operating partnership for operating expenses the Partnership paid on its behalf. The balance is due on demand.

                  Presidential Associates I Limited Partnership

                           December 31, 1996 and 1995

NOTE E - RECONCILIATION OF NET LOSS

    The Partnership's income for income tax purposes for 1996 and 1995 was calculated as follows:

                                                            1996                   1995
                                                       ------------              --------

       Net income for financial statement purposes         $230,481            $ 1,023,372
       Cancellation of indebtedness income                        -             52,381,829
       Amortization of construction period interest               -                (83,990)
            and taxes
       Accelerated depreciation                                   -               (148,285)
       Other                                                    (2)                 10,080
       Distribution from operating partnership
         recognized as income                             (229,049)               (102,980)
       Non-recognized portion of income (loss)
        from the operating partnership                      229,049             (2,241,636)
                                                            -------             ----------

       Income for income tax purposes                      $230,479            $50,838,390
                                                            =======             ==========


        In  addition,   the  net   difference   between   buildings   and
        improvements for tax purposes and financial statement purposes of the operating partnership for 1996 and 1995 is as follows:

                                                                                1996                   1995
                                                                          ----------------       ----------

           Buildings and improvements as reported                              $81,659,639            $86,196,802
           Buildings and improvements for tax purposes                          22,434,368             32,593,051
                                                                                ----------             ----------

                 Net difference                                                $59,225,271            $53,603,751
                                                                                ==========             ==========

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


                  None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The Partnership has no officers or directors. Winthrop Financial manages and controls substantially all of the Partnership affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 1997, names of the directors and executive officers of Winthrop Financial and the position held by each of them, are as follows:

                                                        Has Served as
                             Position Held with         a Director or
Name                         Winthrop Financial         Officer Since

Michael L. Ashner            Chief Executive Officer       1-96
                             and Director

Richard J. McCready          President and                 7-95
                             Chief Operating Officer

Jeffrey Furber               Executive Vice President      7-95
                             and Clerk

Edward Williams              Chief Financial Officer       4-96
                             Vice President and
                             Treasurer

Peter Braverman              Senior Vice President          1-96

         Michael L. Ashner, age 45, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc.("NPI"), a real estate investment company. Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Richard J. McCready, age 38, is the President and Chief Operating Officer of WFA and its subsidiaries. Mr. McCready previously served as a Managing Director, Vice President and Clerk of WFA and a Director, Vice President and Clerk of the Managing General Partner and all other subsidiaries of WFA. Mr. McCready joined the Winthrop organization in 1990.

         Jeffrey Furber, age 37, has been the Executive Vice President of WFA and the President of Winthrop Management since January 1996. Mr. Furber served as a Managing Director of WFA from January 1991 to December 1995 and as a Vice President from June 1984 until December 1990.

     Edward V. Williams, age 56 , has been the Chief Financial Officer of WFA since April 1996. From June 1991 through March 1996, Mr. Williams was Controller of NPI and NPI Management. Prior to 1991, Mr. Williams held other real estate related positions including Treasurer of Johnstown American Companies and Senior Manager at Price Waterhouse.

         Peter Braverman, age 45, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr.
Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Indian River Citrus Investors Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Southeastern Income Properties Limited Partnership; Southeastern Income Properties II Limited Partnership; Winthrop Miami Associates Limited Partnership; and Winthrop Apartment Investors Limited Partnership.

         Except as indicated above, neither the Partnership nor Winthrop Financial has any significant employees within the meaning of Item 401(b) of Regulation S-B. There are no family relationships among the officers and directors of Winthrop Financial.

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Partnership under Rule 16a-3(e) during the Partnership's most recent fiscal year and Forms 5 and amendments thereto furnished to the Partnership with respect to its most recent fiscal year, the Partnership is not aware of any director, officer, beneficial owner of more than ten percent of the units of imited partnership interest in the Partnership that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10.         Executive Compensation.

     The Partnership is not required to and did not pay any compensation to the officers or directors of the General Partner. The General Partners do not presently pay any compensation to any of its officers or directors. (See Item 12, "Certain Relationships and Related Transactions.")

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management.

         (a)      Security ownership of certain beneficial owners.

         The Partnership is a limited partnership and has issued Units of limited partnership interest. The Units are not voting securities, except that the consent of the Limited Partners is required to approve or disapprove certain transactions including the removal of a General Partner, certain amendments to the Partnership Agreement, the dissolution of the Partnership or the sale of all or substantially all of the assets of the Partnership. No Limited Partner owns beneficially more than 5% of the Units in the Partnership.

         No other person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding partnership interest as of the date of this Annual Report.

         (b)      Security Ownership of Management.

         One Unit of limited partnership interest is owned by a limited partner of Linnaeus who is also a limited partner of the general partner of WFA and a former employee and officer of WFA, Winthrop Financial and First Winthrop Corporation. In addition, WFA owns two units of limited partnership interest. No other officer, director or partner of Winthrop Financial or Linnaeus-Phoenix owns any Units as of the date hereof in his individual capacity.

         (c)      Changes in Control.

         As a result of the implementation of the Restructuring Agreement in 1995, TKI Presidential Partners, in exchange for a commitment to make a capital contribution of $14,000,000 to the Operating Partnership over 6 years, acquired certain control rights over major business decisions of the Operating Partnership previously held by the Partnership, or WFC Realty Co., Inc. In addition, as a result of the Restructuring Agreement the Partnership's interest in the Operating Partnership was reduced from 94.99% to 19.998%.

Item 12.          Certain Relationships and Related Transactions.

         (a)      Transactions with Management and Others.

         Pursuant to the terms of the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership.

         In 1995, the partners agreed to amend the Partnership's partnership agreement to eliminate the annual administration fee payable to Winthrop Financial. In addition, Winthrop Financial agreed to forgive the unpaid fees and operating deficit loans which had previously been made. As a result, at December 31, 1995, $921,249 of forgiveness of indebtedness income is reflected in partnership income.

         During April of 1997, however, the Partnership made a distribution to its partners of $200,200 ($2,002 to the General Partners and $198,198 ($335.93 per unit) to the limited partners.

                                     PART IV

Item 13.          Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K.

(a)               Exhibits:

                  The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)               Reports on Form 8-K - None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        PRESIDENTIAL ASSOCIATES I LIMITED
                                   PARTNERSHIP

                        By: Winthrop Financial Co., Inc.,
                            Managing General Partner

                        By: /s/ Michael Ashner
                                Michael Ashner
                                Chief Executive Officer

                         Date:  April 14, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name              Title                     Date

/s/ Michael Ashner       Chief Executive           April 14, 1997
------------------
Michael Ashner           Officer and Director


/s/ Edward V. Williams   Chief Financial Officer   April 14, 1997
Edward V. Williams

                                  EXHIBIT INDEX

Exhibit No.

3.,4              Amended and Restate Limited Partnership             (1)
                  Agreement and Certificate of Amendment of Presidential Associates I Limited Partnership

  (b)             Amendment to Amended and Restated Limited           (3)
                  Partnership Agreement and Certificate of
                  Limited Partnership of Presidential Associates
                  I Limited Partnership dated April 19, 1995

10(a)             Form of Investor Bond issued to the Partnership     (1)
                  by Continental Casualty Company

  (b)             Trust Agreement dated as of September 15,           (1)
                  1980 between the Operating Partnership and LaSalle National Bank

  (c)             Letter of Credit and Reimbursement Agreement        (1)
                  dated as of July 21, 1983 between the Operating
                  Partnership and Citibank, N.A.

  (d)             Revolving Credit and Term Loan Agreement dated      (1)
                  as of September 30, 1983 between the Partnership and Citibank, N.A.

  (e)             Regulatory Agreement for Multi-Family Housing       (1)
                  project dated as of July 1, 1983 between LaSalle National Bank, as Trustee, the Operating
                  Partnership, the General Partners and the Secretary of Housing and Urban Development

  (f)             Building Loan Agreement dated as of July 1, 1983    (1)
                  between LaSalle National Bank, as Trustee, and
                  American National Bank & Trust Company of Chicago, as Trustee for the City of Chicago

  (g)             Mortgage Note dated as of July 1, 1983 in the       (1)
                  amount of $158,900,000 from LaSalle National
                  Bank, as Trustee, to American National Bank &
                  Trust Company of Chicago, as Trustee

  (h)             Mortgage dated as of July 1, 1983 between           (1)
                  LaSalle National Bank and Trust Company of
                  Chicago, as Trustee

  (i)             Architectural Services Agreement dated as of        (1)
                  July 1, 1983 between LaSalle National Bank, as Trustee, and Solomon Cordwell Buenz &
                  Associates, Inc.

  (j)             Construction Contract dated as of July 21,          (1)
                  1983 between LaSalle National Bank, as Trustee, and James McHugh Development Co.

  (k)             Management Agreement dated as of July 14,           (1)
                  1983 between the Operating Partnership and The Habitat Company

  (l)             Financing Agreement dated as of July 1, 1983        (1)
                  among the City of Chicago, the Operating
                  Partnership, LaSalle National Bank, as Trustee,
                  Madison-Canal Company, McHugh Levin Associates
                  Venture and American National Bank & Trust Company of Chicago, as Trustee

  (m)             Security Agreement - (Chattel Mortgage) dated       (1)
                  July 1, 1983 between LaSalle National Bank, as Trustee, and American National Bank & Trust
                  Company of Chicago, as Trustee

  (n)             Commitment Letter dated March 22, 1983 of           (1)
                  GNMA with respect to the Project

  (o)             Loan Agreement dated September 20, 1988 between     (2)
                  Presidential Towers, Ltd. and American National
                  Bank and Trust Company of Chicago

  (p)             Third Amended and Restated Limited Partnership      (3)
                  Agreement of Presidential Towers, Ltd., dated
                  April 19, 1995

  (q)             Amended and Restated Substitute Mortgage Note,      (3)
                  dated April 18, 1995 made by LaSalle National
                  Trust, N.A., as trustee, in favor of the Secretary of Housing and Urban Development

  (r)             Third Modification to Mortgage, dated April 18,     (3)
                  1995, between LaSalle National Trust, N.A., as
                  Trustee the Secretary of Housing and Urban Development

  (s)             Amendment to Regulatory Agreement for Multifamily   (3)
                  Housing Projects, dated as of April 18, 1995, between LaSalle National Bank, as Trustee, and
                  Presidential Towers, Ltd. and the Secretary of
                  Housing and Urban Development

  (t)             Restructuring Agreement, dated April 18, 1995,      (3)
                  among LaSalle National Trust, as Trustee,
                  Presidential Towers, Ltd. and the Secretary of
                  Housing and Urban Development.

  27.             Financial Data Schedule

--------------------
(1)      Incorporated herein by reference to the Partnership's
         Registration Statement on Form 10 (Commission Partnership file number 0-12210).
(2) Incorporated herein by reference to Exhibit 10(p) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1985.
(3) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.