Form 10QSB
period 1997-03-31
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 1997-05-15
CIK 726666

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March  31, 1997            Commission File Number 0-12210
                      ---------------                                   -------

                 PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
       -----------------------------------------------------------------
       (exact name of small business issuer as specified in its charter)

               Maryland                                04-2801764
----------------------------------------   ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

  One International Place, Boston, MA                    02110
----------------------------------------   ------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (617) 330-8600
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES   X           NO
                             -----            -----

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

          PART 1 - FINANCIAL INFORMATION
          ITEM 1. - FINANCIAL STATEMENTS
          STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 1997 and 1996        1997         1996
(Unaudited)                                               ----         ----

Income
    Interest                                             $3,854       $ --

Expenses
    Administration fee                                     --           --
    Professional fees                                      --            250

    Total operating expenses                               --            250

Net income (loss)                                        $3,854       $ (250)

Net income (loss) per unit of limited
    partnership interest outstanding                     $ 6.53       $(0.42)


                       See Notes to Financial Statements
                                      -2-

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

BALANCE SHEETS

                                          March 31, 1997    December 31, 1996
                                            (Unaudited)         (Audited)

ASSETS

Assets
    Cash and cash equivalents                 $315,671          $319,440
    Due from operating partnership              30,771            14,020

Total Assets                                  $346,442          $333,460


LIABILITIES AND PARTNERS' CAPITAL

Liabilities
    Accounts payable                          $  9,128          $     --
    Partners' Capital                          337,314           333,460

Total Liabilities and Partners' Capital       $346,442          $333,460


                       See Notes to Financial Statements
                                      -3-

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP


STATEMENTS OF CASH FLOWS

For the Three Months Ended                                1997        1996
March 31, 1997 and 1996 (Unaudited)

Cash flow from operating activities:
    Net income (loss)                                  $   3,854   $    (250)
    Adjustments to reconcile net income (loss) to
        net cash used in operating activities:
        Change in assets and liabilities:
          Increase in accounts payable                     9,128          --
          Increase in due from operating partnership     (16,751)         --

Net cash used in operating activities                     (3,769)       (250)

Net decrease in cash and cash equivalents                 (3,769)       (250)

Cash and cash equivalents at beginning of period         319,440     121,409

Cash and cash equivalents at end of period             $ 315,671   $ 121,159


                       See Notes to Financial Statements
                                      -4-

STATEMENT OF CHANGES IN PARTNERS CAPITAL


For the Three Months Ended                        Winthrop           Linnaeus-        Investor Limited         Total
March 31, 1997 and 1996                        Financial Co.,         Phoenix             Partners           Partners'
(Unaudited)                                         Inc.             Associates                               Capital
                                                                      Limited
                                                                    Partnership

Balance December 31, 1995                   $        (271,513)  $        (573,422)  $          947,914  $         102,979
Net loss                                                   (1)                 (1)                (248)              (250)
Balance, March 31, 1996                     $        (271,514)  $        (573,423)  $          947,666  $         102,729

Balance December 31, 1996                   $        (270,361)  $        (572,270)  $        1,176,091  $         333,460
Net income                                                 19                  19                3,816              3,854
Balance, March 31, 1997                     $        (270,342)  $        (572,251)  $        1,179,907  $         337,314

                       See Notes to Financial Statements
                                      -5-

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS
March 31, 1997
(Unaudited)


1.       ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership's

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP


accounting and financial reporting policies are in conformity with generally accepted accounting principles and include all adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's latest annual report on Form 10-KSB.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 1997.

2.       INVESTMENT IN OPERATING PARTNERSHIP

The Partnership accounts for its investment in Presidential Towers, Ltd. (the "Operating Partnership") using the equity method of accounting. Under the equity method of accounting, the initial investment is recorded at costs, increased or decreased by the Partnership's share of income or losses, and decreased by distributions. Equity in the loss of the Operating Partnership is no longer recognized once the investment balance reaches zero.

The loss from the Operating Partnership, not recognized since the investment balance reached zero, will be offset against the Partnership's share of future income from the Operating Partnership.

3.       TAXABLE LOSS


The Partnership's taxable loss for 1997 is expected to differ from that for financial reporting purposes primarily due to accounting differences in the recognition of construction period costs and depreciation incurred by the Operating Partnership.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

During the three months ended March 31, 1997, the Operating Partnership did not make any distributions to the Partnership. A significant restructuring of the ownership and debt of the Operating Partnership was finalized in April 1995. As a result of this restructuring, the Partnership is entitled to receive an annual distribution from the Operating Partnership as a reimbursement of the Partnership's administrative expenses and professional fees up to an annual maximum of $30,000. It is not expected that the Operating Partnership will be able to make any distribution to the Partnership in excess of this amount until the property is sold. However, due to the preferred return required to be paid to TKI Presidential Partners and the Department of Housing and Urban Development, it is likely that a sale of the property will not generate sufficient funds to permit a distribution to the Partnership. Accordingly, it is anticipated that limited partners will not received a return of their original investment in the Partnership.

The Partnership's liquidity based on cash and cash equivalents remained constant at March 31, 1997 as compared to December 31, 1996. It is expected that so long as the Partnership's administrative expenses do not exceed $30,000 in any year, the Partnership's cash and cash equivalents will remain constant until the Operating Partnership is liquidated. During April of 1997 the Partnership made a distribution to its partners of $200,200.

Results of Operations

Operating results improved by $4,104 for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 primarily due to interest income earned on cash reserves which were created by distributions from the Operating Partnership during 1996.


It is anticipated that the interest income earned in future months will decrease as a result of the distribution made to partners out of cash reserves in April of 1997.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         a)   Ex. 27 - Financial Data Schedule
         b) Reports on Form 8-K. No report on Form 8-K was required to be filed during the period.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PRESIDENTIAL  ASSOCIATES I
                                             LIMITED PARTNERSHIP
                                             (Partnership)

                                             By:  Winthrop Financial Co., Inc.
                                                  One if its General Partners

Date: May 15, 1997                           By:  /s/Edward V. Williams
                                                -----------------------
                                                  Edward V. Williams
                                                  Chief Financial Officer

Date: May 15, 1997                           By:  /s/Michael L. Ashner
                                                ----------------------
                                                  Michael L. Ashner
                                                  Chief Executive Officer