Form 10QSB
period 1997-06-30
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 1997-08-12
CIK 726666

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1997               Commission File Number 0-12210



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



                                                       YES __X__  NO_____

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

BALANCE SHEETS

--------------------------------------------------------------------------------
                                                   June 30,      December 31,
                                                     1997           1996
                                                  (Unaudited)     (Audited)
-----------------------------------------------------------------------------

                                     ASSETS

Assets
     Cash and cash equivalents                     $107,015          $319,440
     Due from Operating Partnership                  35,397            14,020
                                                   --------          --------

Total Assets                                       $142,412          $333,460
                                                   ========          ========


                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities and Partners' Capital
     Accounts payable                              $    312          $   --
     Partners' Capital                              142,100           333,460
                                                   --------          --------

Total Liabilities and Partners' Capital            $142,412          $333,460
                                                   ========          ========



                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
PART 1 - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------
                                      For the Three Months  For the Six Months
                                         Ended June 30,        Ended June 30,
                                         1997       1996       1997      1996
                                      ------------------------------------------

INCOME:
   Interest                           $  1,796   $   --     $  5,650   $   --
   Distribution from Operating
     Partnership                       104,603     92,804    104,603     92,804
                                      --------   --------   --------   --------
                                       106,399     92,804    110,253     92,804

EXPENSES:
   Other expenses                         --          489       --          739
                                      --------   --------   --------   --------
                                          --          489       --          739
                                      --------   --------   --------   --------

Net Income                            $106,399   $ 92,315   $110,253   $ 92,065
                                      ========   ========   ========   ========

Net Income per unit of limited
   partnership interest outstanding   $    179   $    155   $    185   $    154
                                      ========   ========   ========   ========



                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

For the Six Months Ended
June 30, 1997 and 1996 (Unaudited)                          1997         1996
--------------------------------------------------------------------------------

Cash flow from operating activities:
     Net income                                         $ 110,253    $  92,065
     Adjustments to reconcile net income to
         net cash provided by operating activities:
           Increase in accounts payable                       312         --
           Increase in due from operating partnership     (21,377)     (23,182)
                                                        ---------    ---------

Net cash provided by operating activities                  89,188       68,883
                                                        ---------    ---------

Cash flows from Financing Activities:

         Partner distributions                           (304,804)        --
         Contributions                                      3,191         --
                                                        ---------    ---------

Net cash used in financing activities                    (301,613)        --
                                                        ---------    ---------

Net (decrease) increase in cash and cash equivalents     (212,425)      68,883
                                                        ---------    ---------

Cash and cash equivalents at beginning of period          319,440      121,409
                                                        ---------    ---------

Cash and cash equivalents at end of period              $ 107,015    $ 190,292
                                                        =========    =========



                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

--------------------------------------------------------------------------------------------

                                                  Linnaeus-
                                                   Phoenix
For the Six Months Ended          Winthrop        Associates    Investor Limited     Total
June 30, 1997 and 1996         Financial Co.,      Limited         Partners        Partners'
(Unaudited)                         Inc.         Partnership                        Capital
--------------------------------------------------------------------------------------------

Balance December 31, 1996     $  (270,361)     $  (572,270)     $ 1,176,091      $   333,460

Net Income                            551              551          109,151          110,253
Distributions                      (1,524)          (1,524)        (301,756)        (304,804)
Contributions                        --               --              3,191            3,191
                              -----------      -----------      -----------      -----------

Balance, June 30, 1997        $  (271,334)     $  (573,243)     $   986,677      $   142,100
                              ===========      ===========      ===========      ===========


Balance December 31, 1995     $  (271,513)     $  (573,422)     $   947,914      $   102,979

Net income                            460              460           91,145           92,065
                              -----------      -----------      -----------      -----------

Balance, June 30, 1996        $  (271,053)     $  (572,962)     $ 1,039,059      $   195,044
                              ===========      ===========      ===========      ===========



                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
June 30, 1997
(Unaudited)


1. ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership's accounting and financial reporting policies conform with generally accepted accounting principles and include all adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.

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

3. TAXABLE INCOME (LOSS)

The Partnership's taxable income (loss) for 1997 is expected to differ from that for financial reporting purposes primarily due to accounting differences in the recognition of construction period costs and depreciation incurred by the Operating Partnership.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

During the three months ended June 30, 1997, the Operating Partnership made a distribution of $104,603 to the Partnership. Pursuant to the terms of the Regulatory Agreement governing the Operating Partnership, the Operating Partnership is permitted to make semi-annual distributions from surplus cash. In addition, the Partnership is entitled to receive an annual distribution from the Operating Partnership as a reimbursement of the Partnership's administrative expenses and professional fees up to an annual maximum of $30,000. Any future distributions from the Operating Partnership are subject to the terms of the Regulatory Agreement.

As a result of the restrictions set forth in the Regulatory Agreement on the ability of the Operating Partnership to make distributions, the preferred return required to be paid to TKI Presidential Partners and the Department of Housing and Urban Development from a sale of the property, it is anticipated that limited partners will not receive a return of all of their original investment in the Partnership.

The Partnership's liquidity based on cash and cash equivalents decreased to $107,015 at June 30, 1997 as compared to $319,440 at December 31, 1996 due primarily to a distribution of $200,200 made out of cash reserves in April 1997. It is expected that so long as the Partnership's administrative expenses do not exceed $30,000 in any year, the Partnership's cash and cash equivalents will remain relatively constant until the Operating Partnership is liquidated. Future distributions to limited partners are contingent upon the receipt by the Partnership of distributions from the Operating Partnership.

Results of Operations

Operating results improved by $18,188 for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 due to an increase in interest income of $5,650 and an increase in distributions from the Operating Partnership of $11,799. All expenses of the Partnership incurred to date in 1997 are being reimbursed by the Operating Partnership.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

PART II - OTHER INFORMATION


Item 6. Exhibit and reports on Form 8-K

A.   EXHIBITS

     Exhibit 27 - Financial Data Schedule


B.   REPORTS ON FORM 8-K

     No report on Form 8-K was required to be filed during the period.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

                                   SIGNATURES


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

                                   PRESIDENTIAL ASSOCIATES I
                                   LIMITED PARTNERSHIP

                                   By: Winthrop Financial Co., Inc.
                                        A General Partner

                                   By:  /s/ Edward V. Williams
                                        ----------------------
                                        Edward V. Williams
                                        Chief Financial Officer

                                   By:  /s/ Michael L. Ashner
                                        ---------------------
                                        Michael L. Ashner
                                        Chief Executive Officer


Dated: August 11, 1997