Form 10QSB
period 1997-09-30
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 1997-11-13
CIK 726666

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1997          Commission File Number 0-12210




                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
        (exact name of small business issuer as specified in its charter)

           Maryland                                       04-2801764
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



Five Cambridge Center, Cambridge, MA                        02142
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code (617) 234-3000




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                            YES    X           NO
                                                -------           -------

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

PART 1 - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
BALANCE SHEETS

--------------------------------------------------------------------------------

                                                September 30,    December 31,
                                                   1997              1996
                                                (Unaudited)       (Audited)
--------------------------------------------------------------------------------

                                     ASSETS

Assets
     Cash and cash equivalents                   $101,434          $319,440
     Due from Operating Partnership                42,394            14,020
                                                 --------          --------

Total Assets                                     $143,828          $333,460
                                                 ========          ========


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities and Partners' Capital
     Accounts payable                            $     --          $     --
     Partners' Capital                            143,828           333,460
                                                 --------          --------

Total Liabilities and Partners' Capital          $143,828          $333,460
                                                 ========          ========



                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------------------------------------

                                                 For the Three Months                  For the Nine Months
                                                  Ended September 30,                   Ended September 30,
                                               1997               1996                1997             1996
                                             -----------------------------------------------------------------
INCOME:
   Interest                                  $  1,339          $        --          $  6,989          $     --
   Distribution from Operating
     Partnership                                   --                   --           104,603            92,804
                                             --------          -----------          --------          --------
                                                1,339                   --           111,592            92,804

EXPENSES:
   Other expenses                                  --                   --                --               739
                                             --------          -----------          --------          --------
                                                   --                   --                --               739
                                             --------          -----------          --------          --------

Net Income                                   $  1,339          $        --          $111,592          $ 92,065
                                             ========          ===========          ========          ========

Net Income per unit of limited
   partnership interest outstanding          $      2          $        --          $    187          $    154
                                             ========          ===========          ========          ========


                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL

-------------------------------------------------------------------------------------------------------------------

                                                            Linnaeus-
                                                             Phoenix
For the Nine Months Ended              Winthrop             Associates           Investor                 Total
September 30, 1997 and 1996          Financial Co.,          Limited             Limited                 Partners'
(Unaudited)                              Inc.              Partnership           Partners                 Capital
-------------------------------------------------------------------------------------------------------------------

Balance December 31, 1996            $  (270,361)          $  (572,270)          $ 1,176,091           $   333,460

Net Income                                   558                   558               110,476               111,592
Distributions                             (1,524)               (1,524)             (301,756)             (304,804)
Contributions                                 --                    --                 3,580                 3,580
                                     -----------           -----------           -----------           -----------

Balance, September 30, 1997          $  (271,327)          $  (573,236)          $   988,391           $   143,828
                                     ===========           ===========           ===========           ===========


Balance December 31, 1995            $  (271,513)          $  (573,422)          $   947,914           $   102,979

Net income                                   460                   460                91,145                92,065
                                     -----------           -----------           -----------           -----------

Balance, September 30, 1996          $  (271,053)          $  (572,962)          $ 1,039,059           $   195,044
                                     ===========           ===========           ===========           ===========


                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------

For the Nine Months Ended
September 30, 1997 and 1996 (Unaudited)                          1997                1996
--------------------------------------------------------------------------------------------
Cash flow from operating activities:
     Net income                                                $ 111,592           $  92,065
     Adjustments to reconcile net income to
         net cash provided by operating activities:
           Increase in due from operating partnership            (28,374)             (2,497)
                                                               ---------           ---------

Net cash provided by operating activities                         83,218              89,568
                                                               ---------           ---------

Cash flows from Financing Activities:

        Partner distributions                                   (304,804)                 --
        Contributions                                              3,580                  --
        Payment of loans from affiliates                              --             (20,082)
                                                               ---------           ---------

Net cash used in financing activities                           (301,224)            (20,082)
                                                               ---------           ---------

Net (decrease) increase in cash and cash equivalents            (218,006)             69,486
                                                               ---------           ---------

Cash and cash equivalents at beginning of period                 319,440             121,409
                                                               ---------           ---------

Cash and cash equivalents at end of period                     $ 101,434           $ 190,895
                                                               =========           =========


                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
September 30, 1997
(Unaudited)


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

During the nine months ended September 30, 1997, the Operating Partnership made a distribution of $104,603 to the Partnership. Pursuant to the terms of the Regulatory Agreement governing the Operating Partnership, the Operating Partnership is permitted to make semi-annual distributions from surplus cash. In addition, the Partnership is entitled to receive an annual distribution from the Operating Partnership as a reimbursement of the Partnership's administrative expenses and professional fees up to an annual maximum of $30,000. Any future distributions from the Operating Partnership are subject to the terms of the Regulatory Agreement.

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

The Partnership's liquidity based on cash and cash equivalents decreased to $101,434 at September 30, 1997 as compared to $319,440 at December 31, 1996 due primarily to a distribution of $200,200 made out of cash reserves in April 1997. It is expected that so long as the Partnership's administrative expenses do not exceed $30,000 in any year, the Partnership's cash and cash equivalents will remain relatively constant until the Operating Partnership is liquidated. Future distributions to limited partners are contingent upon the receipt by the Partnership of distributions from the Operating Partnership.

Results of Operations

Operating results improved by $19,527 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 due to an increase in interest income of $6,989 and an increase in distributions from the Operating Partnership of $11,799. All expenses of the Partnership incurred to date in 1997 are being reimbursed by the Operating Partnership.

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

                                       PRESIDENTIAL ASSOCIATES I
                                       LIMITED PARTNERSHIP

                                       By: Winthrop Financial Co., Inc.
                                           A General Partner

                                       By:  /s/ Edward V. Williams
                                            -----------------------------
                                            Edward V. Williams
                                            Chief Financial Officer

                                       By:  /s/ Michael L. Ashner
                                            -----------------------------
                                            Michael L. Ashner
                                            Chief Executive Officer


Dated: November 13, 1997