Form 10KSB
period 1997-12-31
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 1998-04-15
CIK 726666

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                        Securities Exchange Act of 1934

                                                             Commission File
For the year ended December 31, 1997                         Number  0-12210
                   -----------------                                 -------


                PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

       Maryland                                     36-3110117
-----------------------                    ---------------------------------
(State of organization)                    (IRS Employer Identification No.)

5 Cambridge Center, Cambridge, Massachusetts                          02142
--------------------------------------------                       ----------
(Address of principal executive offices)                           (Zip  Code)

Partnership's telephone number including area code:  (617) 234-3000
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                     -------------------------------------
                                (Title of Class)

Indicate by check mark whether the Partnership (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Partnership was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Partnership's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Partnership's revenues for its most recent fiscal year were $264,350.

No market exists for the limited partnership interests of the Partnership, and, therefore, no aggregate market value can be computed.

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

         The general partners of the Partnership are Winthrop Financial Co., Inc., a Massachusetts corporation ("Winthrop Financial"), and Linnaeus-Phoenix Associates Limited Partnership ("Linnaeus-Phoenix"). Winthrop Financial is the Partnership's managing general partner. Collectively, Winthrop Financial and Linnaeus-Phoenix are referred to herein as the "General Partners." Winthrop Financial is a wholly-owned subsidiary of First Winthrop Corporation which is wholly owned by Winthrop Financial Associates, A Limited Partnership ("WFA"). See "Change in Control."

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

Development

         The Partnership was initially capitalized with contributions totaling $300 from the General Partners. In September 1983, the Partnership completed a private offering of 590 units of limited partnership interest (the "Units") pursuant to Regulation D under the Securities Act of 1933. The Partnership raised $59,000,000 in capital contributions from 545 investor limited partners (the "Limited Partners"). Of the $59,000,000 raised, $697,380 was received upon the Limited Partners' admission to the Partnership, and the balance was paid in installments pursuant to the terms of promissory notes (the "Investor Notes") delivered to the Partnership by the Limited Partners. The last installment was due on January 15, 1990. As of March 28, 1998, $66,959 of this installment remains uncollected.

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

         Each of the notes is prepayable in whole or in part at any time without penalty. The new first mortgage note, in the amount of $127,000,000, bears interest at an annual rate of 8.1%. All accrued and unpaid interest will be compounded annually at the rate of 8.1%. The first mortgage note consists of two tiers. The first tier, in the principal amount of $71,000,000, is to be repaid through level monthly payments which amortizes the debt over the remaining loan term. A service charge payable to HUD in the amount of 0.5% per annum of the then outstanding principal mortgage balance will be payable monthly. The secondary tier note is in the amount of $56,000,000. The secondary tier requires semi-annual payments of principal and interest in an amount equal to 80% of the Project's net cash flow; provided, however, that commencing on the tenth anniversary of the closing (June 1, 2005), the semi-annual payments will be in an amount equal to the greater of
(i) 80% of the Project's net cash flow or (ii) a fixed minimum payment of $164,025 that shall increase each year between the eleventh year and twentieth year after closing. The Operating Partnership made payments aggregating $4,733,765 on account of the secondary tier during 1997. The annual HUD 0.5% service charge will accrue on the then outstanding principal amount of the second tier and be due only upon prepayment in full of the first mortgage note or maturity of the first mortgage note. In addition, the Operating Partnership is obligated to reduce the secondary tier's principal by a total of $10,000,000 over a six year period expiring June 1, 2001.

         The principal amount of the new second mortgage note is $63,001,421. The second mortgage note bears no interest and is payable from available proceeds from a sale or refinancing of the Project. While the new second mortgage note bears no interest, after payment in full of the principal amount of the second mortgage note from the proceeds of a sale or refinancing of the Project, 40% of all additional sale or refinancing proceeds shall be paid to HUD until HUD shall have received $20,000,000 in excess of the principal amount of the second mortgage note. HUD has the right to call this second note at any time on or after June 1, 2015. The Restructuring Agreement also requires the Operating Partnership to establish a deficit escrow account of $3,000,000 over a six year period from sources other than the operating revenues of the Project to provide additional collateral security for the mortgages. The two capital requirements described above (the $10,000,000 reduction to the first mortgage note's second tier and the $3,000,000 deficit escrow account) necessitated raising $13,000,000 of new equity (available over six years, as required).

         In order to implement the Restructuring Agreement and raise the $13,000,000 of new equity, a third party investor, TKI Presidential Partners ("TKI"), was admitted to the Operating Partnership as a general partner. TKI agreed to contribute $14,000,000 over a six year period (as required by the Restructuring Agreement with HUD) in exchange for a 79% general partnership interest in the Operating Partnership, 79% of all future distributions by the Operating Partnership of operating cash flow, a preferential return of its capital contribution from the proceeds of a sale or refinancing, 79% of all additional proceeds of a sale or refinancing, 100% of all future tax losses of the Operating Partnership and effective control, through rights to approve or initiate certain actions, over all major business decisions affecting the Operating Partnership. As a result of TKI's investment, the Partnership's interest in the Operating Partnership was reduced from a 94.99% limited partnership interest to a 19.998% limited partnership interest and certain control rights over major business decisions of the Operating Partnership were transferred to TKI. Pursuant to the terms of the Partnership Agreement of the Operating Partnership, the Partnership is entitled to receive a distribution from the Operating Partnership to reimburse it for its administrative expenses and professional fees up to an annual maximum of $30,000. In addition, the Operating Partnership made distributions to the Partnership during 1995, 1996 and 1997 of approximately $102,980, $229,049 and $255,839, respectively. However, due to TKI being entitled to a priority return, there can be no assurance that the Operating Partnership will be able to make additional distributions to the Partnership, if at all, until the property is sold. However, due to the preferred return to TKI and HUD, it is possible that a sale will not generate sufficient funds to permit a distribution to the Partnership. Accordingly, it is anticipated that limited partners will not receive a return of their original investment in the Partnership.

Change in Control

         On July 18, 1995 Londonderry Acquisition II Limited Partnership ("Londonderry II"), a Delaware limited partnership, an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, a general partner interest in W.L. Realty, L.P. ("W.L. Realty") and a sixty four percent (64%) limited partnership interest in W.L. Realty, and WFA acquired the general partnership interest in Linnaeus-Phoenix.

         As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, and which in turn was, until October 28, 1997, the sole and currently is, the managing general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II, an affiliate of Apollo, became the controlling entity of Winthrop Financial and Linnaeus-Phoenix. In connection with the transfer of control, the officers and directors of

Winthrop Financial resigned and Londonderry II appointed new officers and directors. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Employees

         The Partnership has no employees. Affiliates of Winthrop Financial provide administrative services for the Partnership.



Item 2.  Description of Properties.

         The Partnership has no properties other than its interest in the Operating Partnership. For a description of the properties of the Operating Partnership, see Item 1, Description of Business.

Item 3.  Legal Proceedings.

         To the best of the Partnership's knowledge, there is no material pending legal proceedings to which it is a party.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the period covered by this report.

                                    PART II

Item 5.  Market for the Partnership's Common Stock and Related
                  Security Holder Matters.

         The Partnership is a limited partnership and thus has no common stock. There is no established public trading market for the Units of limited partnership interest in the Partnership. Trading in Units is sporadic and occurs solely through private transactions.

         As of March 1, 1998, there were approximately 579 holders of 590 outstanding Units.

         The Partnership's partnership agreement requires that Cash Flow (as defined therein) be distributed to the partners in specified proportions at reasonable intervals during the fiscal year and in any event no later than 60 days after the close of each fiscal year. There are no restrictions on the Partnership's present or future ability to make distributions of cash flow. For the year ended December 31, 1996, no cash distributions were made by the Partnership. In April 1997, the Partnership made distributions to its partners of $200,200 ($2,002 to the General Partners and $198,198 ($335.93 per unit) to the limited partners). In June 1997, the Partnership made an additional distribution to its partners of $104,603 ($1,046 to the General Partners and $103,557 ($175.52 per unit ) to the limited partners). See Item 6 "Management's Discussion and Analysis or Plan of Operation" for the Partnership's ability to make distributions in the future.

Item 6.  Management's Discussion and Analysis or Plan of
         Operation.

         The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Liquidity and Capital Resources

         The Partnership's primary source of liquidity is distributions from the Operating Partnership. As a result of the restructuring, the Partnership is entitled to receive a distribution from the Operating Partnership to reimburse it for its administrative expenses and professional fees up to an annual maximum of $30,000 to cover these costs. During 1997, the Partnership received distributions totaling $255,840 from the Operating Partnership as compared to $229,049 in 1996. Due to TKI being entitled to a priority return from the Operating Partnership, there can be no assurance that the Operating Partnership will be able to continue to make distributions to the Partnership until the property is sold. Furthermore, due to the preferred return to TKI and HUD, it is possible that a sale will not generate sufficient funds to permit a distribution to the Partnership. Accordingly, it is anticipated that limited partners will not receive a return of their original investment in the Partnership. See "Item 1, Business-Restructuring of Operating Partnership."

         The Partnership is responsible for paying various administrative costs associated with monitoring the Partnership's investment in the Operating Partnership, and paying various professional fees associated with the affairs of the Partnership. In order to satisfy certain of these administrative costs and professional fees prior to the restructuring, Winthrop Financial made non-interest bearing loans to the Partnership (collectively, the "WFC Loan"). In connection with the Restructuring of the Operating Partnership, the amount due on the WFC Loan was forgiven in 1995. In addition, the Partnership's partnership agreement was amended in 1995 to delete the $125,000 annual administration fee payable to Winthrop Financial. As a result, the Partnership recognized forgiveness of debt income in the amount of $921,249.

Results of Operations

         The Partnership's net income for the year ended December 31, 1997 was $261,203 as compared to $230,481 for the year ended December 31, 1996. The increase in net income is a result of an increase in distributions from the Operating Partnership and an increase in interest income which were only partially offset by an increase in operating expenses. Distributions from the Operating Partnership increased from $229,049 in 1996 to $255,840 in 1997 and interest income was 8,511 in 1997 as compared to $2,022 in 1996. The increase in interest income is due to the Partnership having greater cash reserves in 1997.

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

Item 7.  Financial Statements.

                               TABLE OF CONTENTS
                                                                         PAGE


INDEPENDENT AUDITORS' REPORT                                               11


FINANCIAL STATEMENTS


         BALANCE SHEETS                                                    12


         STATEMENTS OF INCOME                                              13


         STATEMENTS OF PARTNERS' EQUITY (DEFICIT)                          14


         STATEMENTS OF CASH FLOWS                                          15


         NOTES TO FINANCIAL STATEMENTS                                     16

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Presidential Associates I Limited Partnership

         We have audited the accompanying balance sheets of Presidential Associates I Limited Partnership as of December 31, 1997 and 1996, and the related statements of income, partners' equity (deficit) and cash flows for the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Presidential Associates I Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                         /s/  Reznick, Fedder & Silverman

Bethesda, Maryland                       REZNICK, FEDDER & SILVERMAN
March 30, 1998

                 Presidential Associates I Limited Partnership

                                 BALANCE SHEETS

                                  December 31,

                                     ASSETS

                                                                                    1997                1996
                                                                             ------------------  ------------------

Cash and cash equivalents                                                    $          249,420  $          319,440
Due from operating partnership                                                           44,020              14,020
                                                                             ------------------  ------------------
                                                                             $          293,440  $          333,460
                                                                             ==================  ==================

                      LIABILITIES AND PARTNERS' EQUITY
PARTNERS' EQUITY                                                             $          293,440  $          333,460
                                                                             ------------------  ------------------
                                                                             $          293,440  $          333,460
                                                                             ==================  ==================

                       See notes to financial statements

                 Presidential Associates I Limited Partnership

                              STATEMENTS OF INCOME

                            Year ended December 31,

                                                                                    1997                1996
                                                                             ------------------  ------------------

Expenses
    Other                                                                    $            3,148  $              590
                                                                             ------------------  ------------------
           Loss before other income                                                     (3,148)               (590)
Other income
    Distribution from operating partnership                                             255,840             229,049
    Interest income                                                                       8,511               2,022
                                                                             ------------------  ------------------
           NET INCOME                                                        $          261,203  $          230,481
                                                                             ==================  ==================
Units of investor limited partnership interest outstanding                                  590                 590
                                                                             ==================  ==================
Net income allocated to general partner                                      $            1,306  $            1,152
                                                                             ==================  ==================
Net income allocated to special limited partner                              $            1,306  $            1,152
                                                                             ==================  ==================
Net income allocated to investor limited partners                            $          258,591  $          228,177
                                                                             ==================  ==================
Net income per unit of investor limited partnership interest outstanding     $              438  $              387
                                                                             ==================  ==================

                       See notes to financial statements

                 Presidential Associates I Limited Partnership

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                     Years ended December 31, 1997 and 1996


                                                  General        Special limited
                                                  partner           partner
                                                ----------      ----------------
                                                                    Linnaeus
                                                  Winthrop          Phoenix
                                                 Financial         Associates         Investor
                                                  Company,         Limited            limited
                                                    Inc.           Partnership        partners           Total
                                               --------------      -----------        --------           -----

Partners' equity (deficit),                          (271,513)         (573,422)         947,914            102,979
    December 31, 1995
Capital contributions                                      100                 -          88,732             88,832
Less capital contributions not yet received              (100)                 -        (88,732)           (88,832)
Net income                                               1,152             1,152         228,177            230,481
                                             ----------------  ----------------- --------------- ------------------
Partners' equity (deficit),                          (270,361)         (572,270)       1,176,091            333,460
    December 31, 1996
Capital contributions                                      100                 -          70,539             70,639
Less capital contributions not yet received              (100)                 -        (66,959)           (67,059)
Distributions                                          (1,524)           (1,524)       (301,755)          (304,803)
Net income                                               1,306             1,306         258,591            261,203
                                             ----------------  ----------------- --------------- ------------------
Partners' equity (deficit),
    December 31, 1997                        $       (270,579) $       (572,488) $     1,136,507 $          293,440
                                             ================  ================  =============== ==================


                       See notes to financial statements

                 Presidential Associates I Limited Partnership

                            STATEMENTS OF CASH FLOWS

                            Year ended December 31,


                                                                                     1997                1996
                                                                             ------------------  ------------------

Cash flows from operating activities
    Net income                                                               $          261,203  $          230,481
    Adjustments to reconcile net income to net cash provided by operating activities
       Increase in due from operating partnership                                      (30,000)            (12,368)
           Net cash provided by operating activities                                    231,203             218,113
Cash flows from financing activities
    Distributions to partners                                                         (304,803)                   -
    Contributions from investor limited partners                                          3,580                   -
    Repayment of general partner loans                                                        -            (20,082)
           Net cash used in financing activities                                      (301,223)            (20,082)
       NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (70,020)             198,031
Cash and cash equivalents, beginning                                                    319,440             121,409
                                                                             ------------------  ------------------
Cash and cash equivalents, ending                                            $          249,420  $          319,440
                                                                             ==================  ==================

                       See notes to financial statements

                 Presidential Associates I Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1996

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

    Cash Equivalents

    For the purposes of the statement of cash flows, the partnership considers all highly liquid financial instruments, which consist of a money market account, purchased with a maturity of three months or less, to be cash equivalents. The carrying amount approximates fair value because of the short maturity of this instrument.

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

                 Presidential Associates I Limited Partnership

                           December 31, 1997 and 1996

NOTE B - INVESTMENT IN OPERATING PARTNERSHIP (Continued)

    The following is a summary of the financial position of the operating partnership at December 31, 1997 and 1996, and a summary of its results of operations for each of the two years in the period ended December 31, 1997, prepared in conformity with generally accepted accounting principles.

                                 BALANCE SHEETS

                                                                                      1997                1996
                                                                               ------------------  -----------------
Assets
   Buildings, improvements and personal property, net of accumulated           $       77,151,766  $      81,659,639
      depreciation of $74,364,103 and $68,493,872
   Land                                                                                 7,798,111          7,798,111
   Other assets                                                                         9,263,793          8,514,187
                                                                               ------------------  -----------------
                                                                               $       94,213,670  $      97,971,937
                                                                               ==================  =================
Liabilities
   Mortgages payable, including deferred interest of $4,389,495 and            $      190,737,067  $     189,656,355
      $2,432,120, respectively
   Other liabilities                                                                    9,544,219          8,906,068
                                                                               ------------------  -----------------
                                                                                      200,281,286        198,562,423
Partners' deficit                                                                    (106,067,616)      (100,590,486)
                                                                               ------------------  -----------------
                                                                               $       94,213,670  $      97,971,937
                                                                               ==================  =================

                            STATEMENTS OF OPERATIONS

                                                                                      1997                1996
                                                                               ------------------  -----------------
Revenue
  Rental                                                                       $       27,544,404  $      24,999,329
  Other                                                                                 1,309,338          3,072,995
  Interest                                                                                273,769            192,068
                                                                               ------------------  -----------------
                                                                                       29,127,511         28,264,392
Expenses
  Operating expenses                                                                   29,072,610         27,846,040

                 Presidential Associates I Limited Partnership

                           December 31, 1997 and 1996

  Amortization                                                                             62,477             72,979
  Depreciation                                                                          5,870,231          6,243,996
                                                                               ------------------  -----------------
                                                                                       35,005,318         34,163,015
                                                                               ------------------  -----------------
          NET LOSS                                                              $      (5,877,807)  $     (5,898,623)
                                                                               ==================  =================


    The unrecognized portion of cumulative losses will be offset against the partnership's share of future income from Presidential Towers, Ltd. The cumulative unrecognized loss at December 31, 1997 and 1996 is $87,999,502.

NOTE C - CAPITAL CONTRIBUTIONS

    Capital contributions receivable are recorded when received, and at December 31, 1997 and 1996 are as follows:

                                                                                    1997                1996
                                                                             ------------------  ------------------

       Investor limited partners                                             $           66,959  $           88,732
       General partner                                                                      100                 100
                                                                             ------------------  ------------------
                                                                             $           67,059  $           88,832
                                                                             ==================  ==================

    During 1997, the partnership wrote off investor notes receivable in the amount of $18,293 due to three investors filing bankruptcy.

NOTE D - RELATED PARTY TRANSACTIONS

    The general partner had made unsecured, non-interest bearing operating deficit loans to the partnership. These loans were payable on demand and as of December 31, 1995, $20,082 was due to WFC. During 1996, these loans were paid in full.

    As of December 31, 1997 and 1996, $44,020 and $14,020, respectively, is due from the operating partnership for operating expenses the partnership paid on its behalf. The balance is due on demand.

NOTE E - RECONCILIATION OF NET INCOME

    The Partnership's income for income tax purposes for 1997 and 1996 was calculated as follows:

                 Presidential Associates I Limited Partnership

                           December 31, 1997 and 1996


                                                                                    1997                1996
                                                                             ------------------  ------------------

        Net income for financial statement purposes                          $          261,203  $          230,481
        Other                                                                                 -                 (2)
        Distribution from operating partnership recognized as income                   (255,840)           (229,049)
        Non-recognized portion of income from operating partnership                     255,840             229,049
                                                                             ------------------  ------------------
        Income for income tax purposes                                       $          261,203  $          230,479
                                                                             ==================  ==================

    In addition, the net difference between buildings and improvements for tax purposes and financial statement purposes of the operating partnership for 1997 and 1996 is as follows:

                                                                                    1997                1996
                                                                             ------------------  ------------------

        Buildings and improvements as reported                               $       77,151,766  $       81,659,639
        Buildings and improvements for tax purposes                                           -          22,434,368
                                                                             ------------------  ------------------
                                                                             $       77,151,766  $       59,225,271
                                                                             ==================  ==================

NOTE G - OTHER INFORMATION

On October 28, 1997, Insignia Financial Group acquired 100% of the Class B stock of First Winthrop Corporation, an affiliate of Winthrop Financial Company, Inc.

Item 8.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.


                  None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The Partnership has no officers or directors. Winthrop Financial manages and controls substantially all of the Partnership affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 1998, names of the directors and executive officers of Winthrop Financial and the position held by each of them are as follows:

                                                    Has Served as
                         Position Held with         a Director or
Name                     Winthrop Financial         Officer Since
----                     ------------------         -------------

Michael L. Ashner        Chief Executive Officer        1-96
                         and Director

Edward Williams          Chief Financial Officer        4-96
                         Vice President and
                         Treasurer

Peter Braverman          Senior Vice President          1-96
                         and Director

Carolyn Tiffany          Vice President and Clerk       10-95

         Michael L. Ashner, age 46, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Edward V. Williams, age 57, has been the Chief Financial Officer of WFA since April 1996. From June 1991 through March 1996, Mr. Williams was Controller of NPI and NPI Management. Prior to 1991, Mr. Williams held other real estate related positions including Treasurer of Johnstown American Companies and Senior Manager at Price Waterhouse.

         Peter Braverman, age 46, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr.

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

         Carolyn Tiffany, age 31, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. From October 1995 to present Ms. Tiffany has been a Vice President in the asset management and investor relations departments of WFA.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Southeastern Income Properties Limited Partnership; Southeastern Income Properties II Limited Partnership; and Winthrop Miami Associates Limited Partnership.

         Except as indicated above, neither the Partnership nor Winthrop Financial has any significant employees within the meaning of Item 401(b) of Regulation S-B. There are no family relationships among the officers and directors of Winthrop Financial.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Partnership under Rule 16a-3(e) during the Partnership's most recent fiscal year and Forms 5 and amendments thereto furnished to the Partnership with respect to its most recent fiscal year, the Partnership is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Partnership that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

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

         None


Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)               Exhibits:

                  The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)      Reports on Form 8-K - None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       PRESIDENTIAL ASSOCIATES I LIMITED
                                            PARTNERSHIP

                           By:      Winthrop Financial Co., Inc.,
                                    Managing General Partner

                                    By: /s/ Michael L. Ashner
                                        -------------------------
                                            Michael Ashner
                                            Chief Executive Officer

                                    Date:  April 13, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Signature/Name              Title                     Date


/s/ Michael Ashner       Chief Executive           April 13, 1998
----------------------   Officer and Director
Michael Ashner


/s/ Edward V. Williams   Chief Financial Officer   April 13, 1998
----------------------
Edward V. Williams


/s/ Peter Braverman      Senior Vice President     April 13, 1998
----------------------   and Director
Peter Braverman

                                 EXHIBIT INDEX

Exhibit No.                                                           Page
-----------                                                           ----

3,4               Amended and Restate Limited Partnership             (1)
                  Agreement and Certificate of Amendment of Presidential Associates I Limited Partnership

  (b)             Amendment to Amended and Restated Limited           (3)
                  Partnership Agreement and Certificate of
                  Limited Partnership of Presidential Associates
                  I Limited Partnership dated April 19, 1995

10(a)             Form of Investor Bond issued to the Partnership     (1)
                  by Continental Casualty Company

  (b)             Trust Agreement dated as of September 15,           (1)
                  1980 between the Operating Partnership and LaSalle National Bank

  (c)             Letter of Credit and Reimbursement Agreement        (1)
                  dated as of July 21, 1983 between the Operating
                  Partnership and Citibank, N.A.

  (d)             Revolving Credit and Term Loan Agreement dated      (1)
                  as of September 30, 1983 between the Partnership and Citibank, N.A.

  (e)             Regulatory Agreement for Multi-Family Housing       (1)
                  project dated as of July 1, 1983 between LaSalle National Bank, as Trustee, the Operating
                  Partnership, the General Partners and
                  the Secretary of Housing and Urban Development

  (f)             Building Loan Agreement dated as of July 1, 1983    (1)
                  between LaSalle National Bank, as Trustee, and
                  American National Bank & Trust Company of Chicago, as Trustee for the City of Chicago

  (g)             Mortgage Note dated as of July 1, 1983 in the       (1)
                  amount of $158,900,000 from LaSalle National Bank, as Trustee, to American National Bank & Trust
                  Company of Chicago, as Trustee

  (h)             Mortgage dated as of July 1, 1983 between           (1)
                  LaSalle National Bank and Trust Company of
                  Chicago, as Trustee

  (i)             Architectural Services Agreement dated as of        (1)

                  July 1, 1983 between LaSalle National Bank, as
                  Trustee, and Solomon Cordwell Buenz &
                  Associates, Inc.

  (j)             Construction Contract dated as of July 21,          (1)
                  1983 between LaSalle National Bank, as Trustee, and James McHugh Development Co.

  (k)             Management Agreement dated as of July 14,           (1)
                  1983 between the Operating Partnership and The Habitat Company

  (l)             Financing Agreement dated as of July 1, 1983        (1)
                  among the City of Chicago, the Operating
                  Partnership, LaSalle National Bank, as Trustee,
                  Madison-Canal Company, McHugh Levin Associates
                  Venture and American National Bank & Trust Company of Chicago, as Trustee

  (m)             Security Agreement - (Chattel Mortgage) dated       (1)
                  July 1, 1983 between LaSalle National Bank, as
                  Trustee, and American National Bank & Trust
                  Company of Chicago, as Trustee

  (n)             Commitment Letter dated March 22, 1983 of           (1)
                  GNMA with respect to the Project

  (o)             Loan Agreement dated September 20, 1988 between     (2)
                  Presidential Towers, Ltd. and American National
                  Bank and Trust Company of Chicago

  (p)             Third Amended and Restated Limited Partnership      (3)
                  Agreement of Presidential Towers, Ltd., dated
                  April 19, 1995

  (q)             Amended and Restated Substitute Mortgage Note,      (3)
                  dated April 18, 1995 made by LaSalle National
                  Trust, N.A., as trustee, in favor of the Secretary of Housing and Urban Development

  (r)             Third Modification to Mortgage, dated April 18,     (3)
                  1995, between LaSalle National Trust, N.A., as
                  Trustee the Secretary of Housing and Urban
                  Development

  (s)             Amendment to Regulatory Agreement for Multifamily   (3)
                  Housing Projects, dated as of April 18, 1995, between LaSalle National Bank, as Trustee, and
                  Presidential Towers, Ltd. and the Secretary of
                  Housing and Urban Development

  (t)             Restructuring Agreement, dated April 18, 1995,      (3)
                  among LaSalle National Trust, as Trustee,
                  Presidential Towers, Ltd. and the Secretary of Housing and Urban Development.

  27.             Financial Data Schedule


------------------

(1)      Incorporated herein by reference to the Partnership's
         Registration Statement on Form 10 (Commission Partnership file number 0-12210).
(2) Incorporated herein by reference to Exhibit 10(p) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1985.
(3) Incorporated herein by reference to Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.