Form 10QSB
period 1998-03-31
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 1998-05-15
CIK 726666

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1998             Commission File Number 0-12210
                      --------------                                    -------


                 PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                 ---------------------------------------------
      (exact name of small business issuer as specified in its charter)

               Maryland                                   04-2801764
   ------------------------------          ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

Five Cambridge Center, Cambridge, MA                       02142
 ------------------------------          ------------------------------------
(Address of principle executive offices)                (Zip Code)

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
BALANCE SHEETS

-------------------------------------------------------------------------------
                                                     March 31,      December 31,
                                                       1998            1997
                                                    (Unaudited)      (Audited)
-------------------------------------------------------------------------------

                                    ASSETS

Assets

     Cash and cash equivalents                    $     248,275    $   249,420
     Due from Operating Partnership                      66,503         44,020
                                                  -------------    -----------

Total Assets                                      $     314,778    $   293,440
                                                  =============    ===========


                      LIABILITIES AND PARTNERS' CAPITAL

Liabilities and Partners' Capital

     Accounts payable                             $      19,539    $         -
     Partners' Capital                                  295,239        293,440
                                                  -------------    -----------

Total Liabilities and Partners' Capital           $     314,778    $   293,440
                                                  =============    ===========


                       See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(UNAUDITED)

-------------------------------------------------------------------------------
  For the Three Months Ended March 31, 1998 and 1997
  (Unaudited)

                                                       1998            1997
                                                  -----------------------------
  INCOME:
     Interest                                     $       1,799  $        3,854
                                                  -------------  --------------

  EXPENSES:
                                                              -               -
     Other expenses                                           -               -
                                                  -------------  --------------
     Total operating expenses                                 -               -
                                                  -------------  --------------

  Net income                                      $       1,799  $        3,854
                                                  =============  ==============

  Net income per unit of limited
     partnership interest outstanding             $        3.05  $         6.53
                                                  =============  ==============

                       See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL

--------------------------------------------------------------------------------------------------------------------------
                                                                     Linnaeus-
                                                                      Phoenix
For the Three Months Ended                         Winthrop           Associates            Investor           Total
March 31, 1998 and 1997                        Financial Co.,         Limited               Limited           Partners'
(Unaudited)                                         Inc.            Partnership             Partners          Capital
--------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1997                   $        (270,579)  $        (572,488)  $        1,136,507  $         293,440

Net income                                                  9                   9                1,781              1,799
                                            ------------------   -----------------   -----------------   ----------------

Balance, March 31, 1998                     $        (270,570)  $        (572,479)  $        1,138,288  $         295,239
                                            ==================   =================   =================   ================


Balance December 31, 1996                   $        (270,361)  $        (572,270)  $        1,176,091  $         333,460

Net income                                                 19                  19                3,816              3,854
                                            ------------------   -----------------   -----------------   ----------------

Balance, March 31, 1997                     $        (270,342)  $        (572,251)  $        1,179,907  $         337,314
                                            ==================   =================   =================   ================


                       See notes to financial statements

PRESIDENTTIAL ASSOCIATES I LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

For the Three Months Ended
March 31, 1998 and 1997 (Unaudited)                  1998                1997
--------------------------------------------------------------------------------

Cash flow from operating activities:
  Net income                                      $       1,799     $    3,854
  Adjustments to reconcile net income to
    net cash used in operating activities:
      Increase in accounts payable                       19,539          9,128
      Increase in due from operating
        partnership                                     (22,483)       (16,751)
                                                  -------------     ----------

Net cash used in operating activities                    (1,145)        (3,769)
                                                  -------------     ----------

Net decrease in cash and cash equivalents                (1,145)        (3,769)
                                                  -------------     ----------

Cash and cash equivalents at beginning of
  period                                                249,420        319,440
                                                  -------------     ----------

Cash and cash equivalents at end of period        $     248,275     $  315,671
                                                  =============     ==========

                       See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
March 31, 1998
(Unaudited)

1.       ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include all adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1997.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 1998.

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

3.       TAXABLE LOSS

The Partnership's taxable loss for 1998 is expected to differ from that for financial reporting purposes primarily due to accounting differences in the recognition of construction period costs and depreciation incurred by the Operating Partnership.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

During the three months ended March 31, 1998 and March 31, 1997, the Operating Partnership did not make any distributions to the Partnership. A significant restructuring of the ownership and debt of the Operating Partnership was finalized in April 1995. As a result of this restructuring, the Partnership is entitled to receive an annual distribution from the Operating Partnership as a reimbursement of the Partnership's administrative expenses and professional fees up to an annual maximum of $30,000. It is not expected that the Operating Partnership will be able to make any distribution to the Partnership in excess of this amount until the property is sold. However, due to the preferred return required to be paid to TKI Presidential Partners and the Department of Housing and Urban Development, it is likely that a sale of the property will not generate sufficient funds to permit a distribution to the Partnership. Accordingly, it is anticipated that limited partners will not receive a return of their original investment in the Partnership.

The Partnership's liquidity based on cash and cash equivalents remained constant at March 31, 1998 as compared to December 31, 1997. Cash and cash equivalents decreased from $315,679 at March 31, 1997 to $248,275 at March 31, 1998 as a result of a $200,200 distribution made in April 1997. It is expected that so long as the Partnership's administrative expenses do not exceed $30,000 in any year, the Partnership's cash and cash equivalents will remain relatively constant until the Operating Partnership is liquidated.

On December 16, 1997, the Winthrop Financial Co., Inc., the general partner of the Partnership (the "General Partner") and certain of its affiliates entered into a Services Agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services") pursuant to which Coordinated Services was retained to provide asset management and investor services to the Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, refinancing or restructuring proposals by Local Limited Partnerships, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. Coordinated Services is not permitted, however, without the consent of the General Partner, or as otherwise required under the terms of the Partnership's Agreement of Limited Partnership (the "Partnership Agreement") to, among other things, cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. As compensation for providing these services, the General Partner and its affiliates assigned to Coordinated Services all of their rights to receive fees from the Partnership as provided in the Partnership Agreement.


Results of Operations

Operating results decreased by $2,055 for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 due to less interest income earned because of a smaller cash reserve balance at March 31, 1998 as compared to March 31, 1997.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibit and reports on Form 8-K

         a)   Exhibits

         10. Services Agreement, dated December 16, 1997, by and between First Winthrop Corporation, Winthrop Financial Co., Inc., WFC Realty Co., Inc., WFC Realty Saugus, Inc., Winthrop Properties, Inc., Winthrop Metro Equities Corporation, Winthrop Libson Realty, Inc. and Northwood Realty Co., Inc. and Coordinated Services of Valdosta, LLC.

         27.  Financial Data Schedule


         b)   Reports on Form 8-K

              No report on Form 8-K was required to be filed during the period

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP


                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PRESIDENTIAL ASSOCIATES I
                                               LIMITED PARTNERSHIP
                                               (Partnership)

                                               By: Winthrop Financial Co., Inc.
                                                   One of its General Partners

Date: May 15, 1998                             By: Edward V. Williams
                                                   --------------------------
                                                   Edward V. Williams
                                                   Chief Financial Officer


Date: May 15, 1998                             By: Michael L. Ashner
                                                   ---------------------------
                                                   Michael L. Ashner
                                                   Chief Executive Officer

                               INDEX TO EXHIBITS


Exhibit
Number                         Title of Document                           Page
-------                        -----------------                           ----

10. Services Agreement, dated December 16, 1997, by and between First       11
    Winthrop Corporation, Winthrop Financial Co., Inc., WFC Realty Co.,
    Inc., WFC Realty Saugus, Inc., Winthrop Properties, Inc., Winthrop
    Metro Equities Corporation, Winthrop Lisbon Realty, Inc. and
    Northwood Realty Co., Inc. and Coordinated Services of Valdosta, LLC.

27. Financial Data Schedule