Form 10QSB
period 1998-06-30
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 1998-08-13
CIK 726666

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  FORM 10-QSB
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1998              Commission File Number 0-12210


                 PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                 ---------------------------------------------
      (exact name of small business issuer as specified in its charter)

               Maryland                                   04-2801764
               --------                                   ----------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

     Five Cambridge Center, Cambridge, MA                    02142
     ------------------------------------                    -----
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

                                                             YES [X]   NO [ ]

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

PART 1 - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
BALANCE SHEETS

--------------------------------------------------------------------------------
                                                        June 30,    December 31,
                                                          1998          1997
                                                      (Unaudited)     (Audited)
--------------------------------------------------------------------------------
          ASSETS

Assets
     Cash and cash equivalents                          $385,907      $249,420
     Due from Operating Partnership                       72,915        44,020
                                                        --------      --------

Total assets                                            $458,822      $293,440
                                                        ========      ========


          LIABILITIES AND PARTNERS' CAPITAL

Liabilities and partners' capital
     Partners' capital                                  $458,822      $293,440
                                                        --------      --------

Total liabilities and partners' capital                 $458,822      $293,440
                                                        ========      ========


                       See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(UNAUDITED)

-----------------------------------------------------------------------------
                                    For the Three Months   For the Six Months
                                       Ended June 30,        Ended June 30,
                                      1998       1997       1998        1997
                                    -----------------------------------------
  INCOME:
   Interest                         $  1,877   $  1,796   $  3,676   $  5,650
   Distribution from Operating
   Partnership                       161,706    104,603    161,706    104,603
                                    --------   --------   --------   --------

                                     163,583    106,399    165,382    110,253
                                    --------   --------   --------   --------

EXPENSES:
   Other expenses                       --         --         --         --
                                    --------   --------   --------   --------

   Total operating expenses             --         --         --         --
                                    --------   --------   --------   --------

Net income                          $163,583   $106,399   $165,382   $110,253
                                    ========   ========   ========   ========

Net income per unit of limited
  partnership interest outstanding
 (590 units issued and outstanding) $    275   $    179   $    278   $    185
                                    ========   ========   ========   ========


                       See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL

------------------------------------------------------------------------------
                                          Linnaeus-
                                          Phoenix
For the Six Months Ended      Winthrop    Associates    Investor      Total
June 30, 1998 and 1997        Financial   Limited       Limited       Partners'
(Unaudited)                   Co., Inc.   Partnership   Partners      Capital
------------------------------------------------------------------------------

Balance, December 31, 1997   $ (270,579)  $ (572,488)  $1,136,507   $  293,440

Net income                          827          827      163,728      165,382
                             ----------   ----------   ----------   ----------

Balance, June 30, 1998       $ (269,752)  $ (571,661)  $1,300,235   $  458,822
                             ==========   ==========   ==========   ==========

Balance, December 31, 1996   $ (270,361)  $ (572,270)  $1,176,091   $  333,460

Net income                          551          551      109,151      110,253

Distributions                    (1,524)      (1,524)    (301,756)    (304,804)

Contributions                      --           --          3,191        3,191
                             ----------   ----------   ----------   ----------

Balance, June 30, 1997       $ (271,334)  $ (573,243)  $  986,677   $  142,100
                             ==========   ==========   ==========   ==========


                       See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------
For the Six Months Ended
June 30, 1998 and 1997 (Unaudited)                         1998         1997
------------------------------------------------------------------------------

Cash flow from operating activities:
     Net income                                         $ 165,382    $ 110,253
     Adjustments to reconcile net income to
         net cash provided by operating activities:
           Increase in accounts payable                      --            312
           Increase in due from Operating Partnership     (28,895)     (21,377)
                                                        ---------    ---------

Net cash provided by operating activities                 136,487       89,188
                                                        ---------    ---------

Cash flows from financing activities:
     Partner distribution                                    --       (304,804)
     Contributions                                           --          3,191
                                                        ---------    ---------

Net cash used in financing activities                        --       (301,613)
                                                        ---------    ---------

Net increase (decrease) in cash and cash equivalents      136,487     (212,425)
                                                        ---------    ---------

Cash and cash equivalents at beginning of period          249,420      319,440
                                                        ---------    ---------

Cash and cash equivalents at end of period              $ 385,907    $ 107,015
                                                        =========    =========


                       See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
June 30, 1998
(Unaudited)

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

During the six months ended June 30, 1998 and June 30, 1997, the Operating Partnership made distributions to the Partnership of $161,706 and $104,603, respectively. In addition, the Partnership is entitled to receive an annual distribution from the Operating Partnership as a reimbursement of the Partnership's administrative expenses and professional fees up to an annual maximum of $30,000.

The Partnership's liquidity based on cash and cash equivalents increased to $385,907 at June 30, 1998 as compared to $249,420 at December 31, 1997, due primarily to the distribution received from the Operating Partnership. In August 1998, the Partnership made a distribution of $250,000 to its partners. Future distributions to limited partners are contingent upon the receipt by the Partnership of distributions from the Operating Partnership.

Results of Operations

Operating results increased by $55,129 for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, due to an increase in distributions from the Operating Partnership in 1998. All expenses of the Partnership incurred to date in 1998 will be reimbursed by the Operating Partnership.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

PART II - OTHER INFORMATION

Item 6.  Exhibit and reports on Form 8-K

         a)   Exhibits
              Exhibit 27, Financial Data Schedule B filed as an Exhibit
               to this report

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


                           PRESIDENTIAL ASSOCIATES I
                           LIMITED PARTNERSHIP
                           (Partnership)

                           By: Winthrop Financial Co., Inc.
                               One of its General Partners


Date: July 31, 1998        By: /s/ Edward V. Williams
                               ------------------------------
                               Edward V. Williams
                               Chief Financial Officer

Date: July 31, 1998        By: /s/ Michael L. Ashner
                               ------------------------------
                               Michael L. Ashner
                               Chief Executive Officer