Form 10QSB
period 1998-09-30
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 1998-11-19
CIK 726666

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1998       Commission File Number 0-12210
                      ------------------                              -------



                PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
      (exact name of small business issuer as specified in its charter)

               Maryland                               04-2801764
 -------------------------------         ------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)



Five Cambridge Center, Cambridge, MA                          02142
----------------------------------------                   ----------
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



                                          YES    X               NO
                                                ---                 ---

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

PART 1 - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------
                                                                               September              December
                                                                               30, 1998               31, 1997
                                                                              (Unaudited)             (Audited)
-------------------------------------------------------------------------------------------------------------------
                                     ASSETS

Assets
Cash and cash equivalents                                                  $          192,061   $          249,420
Due from Operating Partnership                                                          7,518               44,020
                                                                             -----------------    -----------------

Total assets                                                               $          199,579   $          293,440
                                                                             =================    =================


                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities and partners' capital
  Partners' capital                                                        $          199,579   $          293,440
                                                                             -----------------    -----------------

Total liabilities and partners' capital                                    $          199,579   $          293,440
                                                                             =================    =================


                       See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                           For the Three Months                  For, the Nine Months
                                                            Ended September 30,                   Ended September 30,
                                                           1998              1997              1998              1997
                                                     ----------------------------------------------------------------------

INCOME
Interest                                            $          2,034  $          1,339  $          5,710  $          6,989
Distribution from operating partnership                            -                 -           161,706           104,603
                                                      ---------------   ---------------   ---------------   ---------------

                                                               2,034             1,339           167,416           111,592
                                                      ---------------   ---------------   ---------------   ---------------

EXPENSES
Other expenses                                                14,212                 -            14,212                 -
                                                      ---------------   ---------------   ---------------   ---------------

Total operating expenses                                      14,212                 -            14,212                 -
                                                      ---------------   ---------------   ---------------   ---------------

Net income (loss)                                   $        (12,178) $          1,339  $        153,204  $        111,592
                                                      ===============   ===============   ===============   ===============

Net income per unit of limited
partnership interest outstanding                    $            (20) $              2  $            257  $            187
                                                      ===============   ===============   ===============   ===============
(590 units issued and outstanding)


                       See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

---------------------------------------------------------------------------------------------------------------------------
                                                                  Linnaeus-
                                                                   Phoenix
For the Nine Months Ended                    Winthrop            Associates             Investor               Total
September 30, 1998 and 1997                  Financial             Limited               Limited               Partners'
(Unaudited)                                  Co. Inc.            Partnership             Partners              Capital
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997               $          (270,579) $         (572,488)  $        1,136,507   $          293,440

Net income                                               766                 766              151,672              153,204

Distributions                                         (1,250)             (1,250)            (247,500)            (250,000)

Contributions                                              -                   -                2,935                2,935
                                           ------------------   -----------------    -----------------    -----------------

Balance, September 30, 1998              $          (271,063) $         (572,972)  $        1,043,614   $          199,579
                                           ==================   =================    =================    =================


Balance, December 31, 1996               $          (270,361) $         (572,270)  $        1,176,091   $          333,460

Net income                                               558                 558              110,476              111,592

Distributions                                         (1,524)             (1,524)            (301,756)            (304,804)

Contributions                                              -                   -                3,580                3,580
                                           ------------------   -----------------    -----------------    -----------------

Balance, September 30, 1997              $          (271,327) $         (573,236)  $          988,391   $          143,828
                                           ==================   =================    =================    =================


                       See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------------
For the Nine Months Ended
(Unaudited)                                                                      1998                   1997
-------------------------------------------------------------------------------------------------------------------

Cash flow from operating activities:
Net income                                                                 $          153,204   $          111,572
Adjustments to reconcile net income to
  net cash provided by operating activities
    Decrease (increase) in due from operating partnership                              36,502              (28,374)
                                                                             -----------------    -----------------

Net cash provided by operating activities                                             189,706               83,198
                                                                             -----------------    -----------------

Cash flows from financing activities:
  Partner distributions                                                              (250,000)            (304,804)
  Contributions                                                                         2,935                3,580
                                                                             -----------------    -----------------

Net cash used in financing activities                                                (247,065)            (301,224)
                                                                             -----------------    -----------------

Net decrease in cash and cash equivalents                                             (57,359)            (218,026)

Cash and cash equivalents at beginning of period                                      249,420              319,440
                                                                             -----------------    -----------------

Cash and cash equivalents at end of period                                 $          192,061   $          101,414
                                                                             =================    =================


                       See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
September 30, 1998
(Unaudited)


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

During the nine months ended September 30, 1998 and September 30, 1997, the Operating Partnership made distributions to the Partnership of $161,706 and $104,603, respectively. In addition, the Partnership is entitled to receive an annual distribution from the Operating Partnership as a reimbursement of the Partnership's administrative expenses and professional fees up to an annual maximum of $30,000.

The Partnership's liquidity based on cash and cash equivalents decreased to $192,061 at September 30, 1998 as compared to $249,420 at December 31, 1997. As discussed above, the Partnership received a distribution from the Operating Partnership; however, in August 1998 the Partnership made a distribution of $250,000 to its partners. Future distributions to limited partners are contingent upon the receipt by the Partnership of distributions from the Operating Partnership.

Results of Operations

Operating results increased by $41,612 for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 due primarily to an increase in distributions from the Operating Partnership in 1998. The increase in distributions was partially offset by $14,212 of expenses in excess of the $30,000 expense reimbursement provided by the Operating Partnership.

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

                                       PRESIDENTIAL ASSOCIATES I
                                       LIMITED PARTNERSHIP
                                       (Partnership)

                                       By:  Winthrop Financial Co., Inc.
                                            One of its General Partners

Date: November 4, 1998                 By:  /s/ Edward V. Williams
                                            ---------------------------------

                                            Edward V. Williams
                                            Chief Financial Officer

Date: November 4, 1998                 By:  /s/ Michael L. Ashner
                                            ---------------------------------

                                            Michael L. Ashner
                                            Chief Executive Officer