Form 10KSB
period 1998-12-31
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 1999-05-12
CIK 726666

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                                                                Commission File
For the year ended December 31, 1998                            Number  0-12210
                   -----------------                                    -------


                PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
 -----------------------------------------------------------------------------
 (Exact name of small business issuer as specified in its charter)

        Maryland                                           36-3110117
-----------------------                        ---------------------------------
(State of organization)                        (IRS Employer Identification No.)

5 Cambridge Center, Cambridge, Massachusetts                           02142
--------------------------------------------                         -----------
(Address of principal executive offices)                             (Zip  Code)

Partnership's telephone number including area code:               (617) 234-3000
                                                                  --------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of Class)

Indicate by check mark whether the Partnership (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Partnership was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No ___
                                             ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Partnership's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Partnership's revenues for its most recent fiscal year were $334,690.

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

         The general partners of the Partnership are Winthrop Financial Co., Inc., a Massachusetts corporation ("Winthrop Financial"), and Linnaeus-Phoenix Associates Limited Partnership ("Linnaeus-Phoenix"). Winthrop Financial is the Partnership's managing general partner. Collectively, Winthrop Financial and Linnaeus-Phoenix are referred to herein as the "General Partners." Winthrop Financial is a wholly-owned subsidiary of First Winthrop Corporation which is wholly owned by Winthrop Financial Associates, A Limited Partnership ("WFA"). See "Employees" below.

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

Development

         The Partnership was initially capitalized with contributions totaling $300 from the General Partners. In September 1983, the Partnership completed a private offering of 590 units of limited partnership interest (the "Units") pursuant to Regulation D under the Securities Act of 1933. The Partnership raised $59,000,000 in capital contributions from 545 investor limited partners (the "Limited Partners"). Of the $59,000,000 raised, $697,380 was received upon the Limited Partners' admission to the Partnership, and the balance was paid in installments pursuant to the terms of promissory notes (the "Investor Notes") delivered to the Partnership by the Limited Partners. The last installment was due on January 15, 1990. As of April 5, 1999, $64,023 of this installment remains uncollected.

         The General Partners and the general partners of the Operating Partnership projected that reserves and deficit loans would be sufficient to fund operations until the Project could achieve break-even operations. However, due to lower than projected revenues and higher than projected real estate taxes, the Project's cash flow deficit was significantly higher than anticipated, and thus the reserves were depleted sooner than anticipated.

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

         Each of the notes is prepayable in whole or in part at any time without penalty. The first mortgage note, in the original principal amount of $127,000,000, bears interest at an annual rate of 8.1%. All accrued and unpaid interest will be compounded annually at the rate of 8.1%. The first mortgage note consists of two tiers. The first tier, in the principal amount of $71,000,000, is to be repaid through level monthly payments which amortizes the debt over the remaining loan term. A service charge payable to HUD in the amount of 0.5% per annum of the then outstanding principal mortgage balance will be payable monthly. The secondary tier note is in the amount of $56,000,000. The secondary tier requires semi-annual payments of principal and interest in an amount equal to 80% of the Project's net cash flow; provided, however, that commencing on the tenth anniversary of the closing (June 1, 2005), the semi-annual payments will be in an amount equal to the greater of (i) 80% of the Project's net cash flow or (ii) a fixed minimum payment of $164,025 that shall increase each year between the eleventh year and twentieth year after closing. The Operating Partnership made payments aggregating $1,300,000 on account of the secondary tier during 1998. The annual HUD 0.5% service charge accrues on the then outstanding principal amount of the second tier and will be due only upon prepayment in full of the first mortgage note or maturity of the first mortgage note. In addition, the Operating Partnership is obligated to reduce the secondary tier's principal by a total of $10,000,000 over a six year period expiring June 1, 2001. This $10,000,000 obligation has been funded as described below.

         The original principal amount of the second mortgage note was $63,001,421. The second mortgage note bears no interest and is payable from available proceeds from a sale or refinancing of the Project. While the new second mortgage note bears no interest, after payment in full of the principal amount of the second mortgage note from the proceeds of a sale or refinancing of the Project, 40% of all additional sale or refinancing proceeds shall be paid to HUD until HUD shall have received $20,000,000 in excess of the principal amount of the second mortgage note. HUD has the right to call this second note at any time on or after June 1, 2015. The Restructuring Agreement also required the Operating Partnership to establish a deficit escrow account of

$3,000,000 over a six year period from sources other than the operating revenues of the Project to provide additional collateral security for the mortgages. The two capital requirements described above (the $10,000,000 reduction to the first mortgage note's second tier and the $3,000,000 deficit escrow account) necessitated raising $13,000,000 of new equity (available over six years, as required).

         In order to implement the Restructuring Agreement and raise the $13,000,000 of new equity, a third party investor, TKI Presidential Partners ("TKI"), was admitted to the Operating Partnership as a general partner. TKI agreed to contribute $14,000,000 over a six year period (as required by the Restructuring Agreement with HUD) in exchange for a 79% general partnership interest in the Operating Partnership, 79% of all future distributions by the Operating Partnership of operating cash flow, a preferential return of its capital contribution from the proceeds of a sale or refinancing, 79% of all additional proceeds of a sale or refinancing, 100% of all future tax losses of the Operating Partnership and effective control, through rights to approve or initiate certain actions, over all major business decisions affecting the Operating Partnership. As a result of TKI's investment, the Partnership's interest in the Operating Partnership was reduced from a 94.99% limited partnership interest to a 19.998% limited partnership interest and certain control rights over major business decisions of the Operating Partnership were transferred to TKI. As of December 31, 1998, TKI had funded $6,720,000 of its $14,000,000 obligation. Pursuant to the terms of the Partnership Agreement of the Operating Partnership, the Partnership is entitled to receive a distribution from the Operating Partnership to reimburse it for its administrative expenses and professional fees up to an annual maximum of $30,000. In addition, the Operating Partnership made distributions to the Partnership during 1996, 1997 and 1998 of approximately $229,049, $255,839 and $327,592, respectively. However, due to TKI being entitled to a priority return, there can be no assurance that the Operating Partnership will be able to make additional distributions to the Partnership, if at all, until the property is sold. However, due to the preferred return to TKI and HUD, it is possible that a sale will not generate sufficient funds to permit a distribution to the Partnership. Accordingly, it is anticipated that limited partners will not receive a return of their original investment in the Partnership.

Employees

         The Partnership has no employees. On December 16, 1997, Winthrop Financial and certain of its affiliates entered into a Services Agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services") pursuant to which Coordinated Services was retained to provide asset management and investor services to the Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, refinancing or restructuring proposals by the Operating Partnership, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. Coordinated Services is not permitted, however, without the consent of Winthrop Financial, or as otherwise required under the terms of the Partnership's Agreement of Limited Partnership (the "Partnership Agreement") to, among other things, cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. As compensation for providing these services, Winthrop Financial and its affiliates assigned to Coordinated Services all of their right to receive fees from the Partnership as provided in the Partnership Agreement. See "Item 12, Certain Relationships and Related Transactions."

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

         As of March 1, 1999, there were approximately 579 holders of 590 outstanding Units.

         The Partnership Agreement requires that Cash Flow (as defined therein) be distributed to the partners in specified proportions at reasonable intervals during the fiscal year and in any event no later than 60 days after the close of each fiscal year. There are no restrictions on the Partnership's present or future ability to make distributions of cash flow. For the years ended December 31, 1997 and 1998, the Partnership made distributions to its limited partners of $301,755 ($511.48 per Unit) and $247,500 ($419.49 per Unit), respectively, and
$3,048 and $2,500 to the General Partners. See Item 6 "Management's Discussion and Analysis or Plan of Operation" for the Partnership's ability to make distributions in the future.

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

Liquidity and Capital Resources

         The Partnership's primary source of liquidity is distributions from the Operating Partnership. As a result of the restructuring, the Partnership is entitled to receive a distribution from the Operating Partnership to reimburse it for its administrative expenses and professional fees up to an annual maximum of $30,000 to cover these costs. During 1998, the Partnership received distributions totaling $327,592 from the Operating Partnership as compared to $255,840 in 1996. Due to TKI being entitled to a priority return from the Operating Partnership, there can be no assurance that the Operating Partnership will be able to continue to make distributions to the Partnership until the property is sold. Furthermore, due to the preferred return to TKI and HUD, it is possible that a sale will not generate sufficient funds to permit a distribution to the Partnership. Accordingly, it is anticipated that limited partners will not receive a return of their original investment in the Partnership. See "Item 1, Business-Restructuring of Operating Partnership."

         The Partnership's liquidity, based on its cash and cash equivalents, was $186,610 at December 31, 1998 as compared to $249,420 at December 31, 1999. This decrease was due to $247,064 of cash used in financing activities which more than offset $184,254 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions to partners.

Results of Operations

         The Partnership's net income for the year ended December 31, 1998 was $313,638 as compared to $261,203 for the year ended December 31, 1997. The increase in net income is a result of an increase in distributions from the Operating Partnership which more than offset an increase in operating expenses and a decrease in interest income. Distributions from the Operating Partnership increased from $255,840 in 1997 to $327,592 in 1998. Interest income decreased slightly due to lower cash balances. Operating expenses increased from $3,148 in 1997 to $21,052 in 1998 due to an increase in professional fees.

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

Year 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates and Coordinated Services for management and administrative services. Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         During the first half of 1998, Coordinated Services, the General Partner and its affiliates completed their assessment of the various computer software and hardware used in connection with the management of the Partnership. This review indicated that significantly all of the computer programs used by Coordinated Services, the General Partner and its affiliates are off-the-shelf "packaged" computer programs which are easily upgraded to be Year 2000 compliant. In addition, to the extent that custom programs are utilized by Coordinated Services, the General Partner and its affiliates, such custom programs are Year 2000 compliant.

         Following the completion of its assessment of the computer software and hardware, Coordinated Services, the General Partner and its affiliates began upgrading those systems which required upgrading. To date, significantly all of these systems have been upgraded. The Partnership has to date not borne, nor is it expected that the Partnership will bear any significant cost, in connection with the upgrade of those systems to requiring remediation. It is expected that all systems will be remediated, tested and implemented during the first half of 1999.

         To date, neither Coordinated Services nor the General Partner are aware of any external agent, including local general partners, with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, Coordinated Services and the General Partner have no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Item 7.           Financial Statements

                  Presidential Associates I Limited Partnership

                              TABLE OF CONTENTS

                                                                         PAGE

INDEPENDENT AUDITORS' REPORT                                               10

FINANCIAL STATEMENTS

         BALANCE SHEETS                                                    11

         STATEMENTS OF INCOME                                              12

         STATEMENTS OF PARTNERS' EQUITY (DEFICIT)                          13

         STATEMENTS OF CASH FLOWS                                          14

         NOTES TO FINANCIAL STATEMENTS                                     15

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Presidential Associates I Limited Partnership

         We have audited the accompanying balance sheets of Presidential Associates I Limited Partnership as of December 31, 1998 and 1997, and the related statements of income, partners' equity (deficit) and cash flows for the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Presidential Associates I Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                             /s/ Reznick, Fedder & Silverman


Bethesda, Maryland
March 29, 1999

                  Presidential Associates I Limited Partnership

                                 BALANCE SHEETS

                                  December 31,

                                     ASSETS

                                                       1998              1997
                                                   ----------        ----------

Cash and cash equivalents                          $  186,610        $  249,420
Due from operating partnership                        173,404            44,020
                                                   ----------        ----------
                                                   $  360,014        $  293,440
                                                   ==========        ==========

        LIABILITIES AND PARTNERS' EQUITY


PARTNERS' EQUITY                                   $  360,014        $  293,440
                                                   ----------        ----------
                                                   $  360,014        $  293,440
                                                   ==========        ==========



                        See notes to financial statements

                  Presidential Associates I Limited Partnership

                              STATEMENTS OF INCOME

                            Years ended December 31,


                                                                                 1998                 1997
                                                                                 ----                 ----

Expenses
    Other                                                                    $   21,052          $     3,148
                                                                             ----------          -----------
           Loss before other income                                             (21,052)              (3,148)

Other income
    Distribution from operating partnership                                     327,592              255,840
    Interest income                                                               7,098                8,511
                                                                             ----------          -----------

           NET INCOME                                                        $  313,638          $   261,203
                                                                             ==========          ===========

Units of investor limited partnership interest outstanding                          590                  590
                                                                             ==========          ===========
Net income allocated to general partner                                      $    1,567          $     1,306
                                                                             ==========          ===========
Net income allocated to special limited partner                              $    1,567          $     1,306
                                                                             ==========          ===========
Net income allocated to investor limited partners                            $  310,504          $   258,591
                                                                             ==========          ===========
Net income per unit of investor limited partnership interest outstanding     $      526          $       438
                                                                             ==========          ===========


                      See notes to financial statements

                  Presidential Associates I Limited Partnership

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                     Years ended December 31, 1998 and 1997


                                                                   Special limited
                                                 General partner       partner
                                                 ---------------   ---------------
                                                                       Linnaeus
                                                                       Phoenix
                                                     Winthrop         Associates        Investor
                                                    Financial          Limited          limited
                                                  Company, Inc.      Partnership        partners           Total
                                                 ---------------   ---------------      --------           -----

Partners' equity (deficit),                     $     (270,361)    $    (572,270)    $  1,176,091    $       333,460
    December 31, 1996

Capital contributions                                      100                 -           70,539             70,639

Less capital contributions not yet received               (100)                -          (66,959)           (67,059)

Distributions                                           (1,524)           (1,524)        (301,755)          (304,803)

Net income                                               1,306             1,306          258,591            261,203
                                                 -------------     --------------   -------------    ---------------
Partners' equity (deficit),                           (270,579)         (572,488)       1,136,507            293,440
    December 31, 1997

Capital contributions                                      100                 -           66,959             67,059

Less capital contributions not yet received               (100)                -          (64,023)           (64,123)

Distributions                                           (1,250)           (1,250)        (247,500)          (250,000)

Net income                                               1,567             1,567          310,504            313,638
                                                --------------     -------------    -------------    ---------------
Partners' equity (deficit),
    December 31, 1998                           $     (270,262)    $    (572,171)    $  1,202,447    $       360,014
                                                --------------     -------------    -------------    ---------------



                      See notes to financial statements

                  Presidential Associates I Limited Partnership

                            STATEMENTS OF CASH FLOWS

                            Years ended December 31,



                                                                                       1998                1997

Cash flows from operating activities
    Net income                                                               $          313,638  $          261,203
    Adjustments to reconcile net income to net cash provided
    by operating activities
        Increase in due from operating partnership                                     (129,384)            (30,000)

           Net cash provided by operating activities                                    184,254             231,203

Cash flows from financing activities
    Distributions to partners                                                          (250,000)           (304,803)
    Contributions from investor limited partners                                          2,936               3,580
    Repayment of general partner loans                                                       -                   -

           Net cash used in financing activities                                       (247,064)           (301,223)

           NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (62,810)            (70,020)

Cash and cash equivalents, beginning                                                    249,420             319,440

Cash and cash equivalents, end                                               $          186,610  $          249,420



                      See notes to financial statements

                  Presidential Associates I Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1998 and 1997


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

                           December 31, 1998 and 1997

NOTE B - INVESTMENT IN OPERATING PARTNERSHIP (Continued)

    The following is a summary of the financial position of the operating partnership at December 31, 1998 and 1997, and a summary of its results of operations for each of the two years in the period ended December 31, 1998, prepared in conformity with generally accepted accounting principles.


                                 BALANCE SHEETS


                                                                                    1998                1997
                                                                                  --------            --------
Assets
  Buildings, improvements and personal property, net of accumulated          $       71,947,446  $       77,151,766
    depreciation of $79,721,797 and $74,364,103
  Land                                                                                7,798,111           7,798,111
  Other assets                                                                       10,224,575           9,263,793
                                                                             ------------------  ------------------
                                                                             $       89,970,132  $       94,213,670
                                                                             ==================  ==================

Liabilities
  Mortgages payable, including deferred interest of $5,447,739 and           $      190,047,617  $      190,737,067
    $4,389,495, respectively

  Other liabilities                                                                   9,299,506           9,544,219
                                                                             ------------------  ------------------
                                                                                    199,347,123         200,281,286

Partners' deficit                                                                 (109,376,991)       (106,067,616)
                                                                             ------------------  ------------------
                                                                             $       89,970,132  $       94,213,670
                                                                             ==================  ==================


                            STATEMENTS OF OPERATIONS
                                                                                    1998                1997
                                                                                  --------            --------
Revenue

  Rental                                                                     $       28,464,740  $       27,544,404
  Other                                                                               1,325,199           1,309,338
  Interest                                                                              247,677             273,769
                                                                             ------------------  ------------------
                                                                                     30,037,616          29,127,511
Expenses

  Operating expenses                                                                 26,772,522          29,072,610
  Amortization                                                                           64,150              62,477
  Depreciation                                                                        6,552,194           5,870,231
                                                                             ------------------  ------------------
                                                                                     33,388,866          35,005,318
                                                                             ------------------  ------------------
          NET LOSS                                                           $      (3,351,250)  $      (5,877,807)
                                                                             ==================  ==================


                  Presidential Associates I Limited Partnership

                           December 31, 1998 and 1997


NOTE B - INVESTMENT IN OPERATING PARTNERSHIP (Continued)

    The unrecognized portion of cumulative losses will be offset against the partnership's share of future income from Presidential Towers, Ltd. The cumulative unrecognized loss at December 31, 1998 and 1997 is $87,999,502.

NOTE C - CAPITAL CONTRIBUTIONS

    Capital contributions receivable are recorded when received, and at December 31, 1998 and 1997 are as follows:

                                                       1998               1997

       Investor limited partners                   $   67,604          $ 66,959
       General partner                                    100               100
                                                   $   67,704          $ 67,059


    During 1997, the partnership wrote off investor notes receivable in the amount of $18,293 due to three investors filing bankruptcy.

NOTE D - RELATED PARTY TRANSACTIONS

    As of December 31, 1998 and 1997, $7,518 and $44,020, respectively, is due from the operating partnership for operating expenses the partnership paid on its behalf. The balance is due on demand.

    As of December 31, 1998 and 1997, $165,886 and $0, respectively, is due from the operating partnership for distributions made during 1998 and included in due from operating partnership.

                  Presidential Associates I Limited Partnership

                           December 31, 1998 and 1997



NOTE E - RECONCILIATION OF NET INCOME

    The Partnership's income for income tax purposes for 1998 and 1997 is the same as income for financial statement purposes.

    In addition, the net difference between buildings and improvements for tax purposes and financial statement purposes of the operating partnership for 1998 and 1997 is as follows:

                                                               1998                   1997
                                                             --------               ---------

        Buildings and improvements as reported             $    71,947,446        $    77,151,766
        Buildings and improvements for tax purposes                      -                      -
                                                           ---------------        ---------------
                                                           $    71,947,446        $    77,151,766



NOTE F - OTHER INFORMATION

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The Partnership has no officers or directors. Winthrop Financial manages and controls substantially all of the Partnership affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 1999, names of the directors and executive officers of Winthrop Financial and the position held by each of them are as follows:



                                                               Has Served as
                          Position Held with the               a Director or
Name                      Managing General Partner             Officer Since
----                      ------------------------             -------------

Michael L. Ashner        Chief Executive Officer                   1-96
                         and Director

Thomas C. Staples        Chief Financial Officer                   1-99

Peter Braverman          Executive Vice President                  1-96
                         and Director

Patrick J. Foye          Vice President - Residential             10-98
                         and Director

Carolyn Tiffany          Chief Operating Officer                  10-95
                         and Clerk



         Michael L. Ashner, age 46, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Thomas C. Staples, age 43, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

         Peter Braverman, age 47, has been a Vice President of WFA and the Managing General Partner since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and

Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         Patrick J. Foye, age 41, has been Vice President-Residential and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of Apartment Investment and Management Company ("AIMCO") since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

          Carolyn Tiffany, age 32, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA from October 1995 to December 1997, at which time she became the Chief Operating Officer of WFA.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Southeastern Income Properties Limited Partnership; and Southeastern Income Properties II Limited Partnership.

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

         Effective December 16, 1997, Winthrop Financial and certain of its affiliates entered into an agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services") to provide for the daily asset and property management services and investor services for the Partnership. See "Item 11, Security Ownership of Certain Beneficial Owners and Management." Coordinated Services of Valdosta LLC is a Georgia limited liability corporation with headquarters in Valdosta, Georgia. Founded in 1997, its managing member is Investor Service Group, Inc., a Georgia Corporation. The principals of Investor Service Group are Mary T. Johnson and James L. Dewar, Jr.

         Mary T. Johnson is the Manager of Coordinated Services. Ms. Johnson is also Executive Vice President of Dewar Realty, Inc. and Dewar Properties, Inc. Ms. Johnson is a graduate of Valdosta State University and is a licensed Georgia Real Estate Broker. Ms. Johnson has 21 years of experience in property management, asset management, investor services, and development of apartment and assisted living properties. Ms. Johnson is currently responsible for the asset management of over 150 investor partnerships and property management of over 50 apartment communities.

         James L. Dewar, Jr. is the founder of Dewar Realty, Inc. and Dewar Properties, Inc. Mr. Dewar is a graduate of the University of Georgia and is a licensed Georgia Real Estate Broker. Mr. Dewar has 32 years experience in real estate construction, property management and development of apartment and assisted living properties. Mr. Dewar has produced over $100 million in conventional and government funded family and elderly apartment communities.

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

         On December 16, 1997, the Managing General Partner and certain of its affiliates entered into a Services Agreement with Coordinated Services pursuant to which Coordinated Services was retained to provide asset management and investor services to the Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, refinancing or restructuring proposals by the Operating Partnership, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. Coordinated Services is not permitted, however, without the consent of Winthrop Financial, or as otherwise required under the terms of the Partnership Agreement to, among other things cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. As compensation for providing these services, Winthrop Financial and its affiliates assigned to Coordinated Services all of their right to receive fees from the Partnership as provided in the Partnership Agreement

Item 12. Certain Relationships and Related Transactions.

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

                                     PRESIDENTIAL ASSOCIATES I LIMITED
                                     PARTNERSHIP

                                     By:      Winthrop Financial Co., Inc.,
                                              Managing General Partner

                                              By: /s/ Michael L. Ashner
                                                  -----------------------------
                                                      Michael Ashner
                                                        Chief Executive Officer

                                              Date:  May 10, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



Signature/Name                       Title                            Date

/s/ Michael L. Ashner         Chief Executive Officer             May 10 1999
---------------------         and Director
Michael L. Ashner

/s/ Thomas Staples            Chief Financial Officer             May 10, 1999
------------------
Thomas Staples

/s/ Peter Braverman           Executive Vice President            May 10, 1999
-------------------           and Director
Peter Braverman

                                  EXHIBIT INDEX


Exhibit No.                                                                                    Page

3,4               Amended and Restate Limited Partnership Agreement and Certificate of         (1)
                  Amendment of Presidential Associates I Limited Partnership

  (b)             Amendment to Amended and Restated Limited Partnership Agreement              (3)
                  and Certificate of Limited Partnership of Presidential Associates
                  I Limited Partnership dated April 19, 1995

10(a)             Form of Investor Bond issued to the Partnership by Continental               (1)
                  Casualty Company

  (b)             Trust Agreement dated as of September 15, 1980 between the Operating         (1)
                  Partnership and LaSalle National Bank

  (c)             Letter of Credit and Reimbursement Agreement dated as of July 21, 1983       (1)
                  between the Operating Partnership and Citibank, N.A.

  (d)             Revolving Credit and Term Loan Agreement dated as of September 30,           (1)
                  1983 between the Partnership and Citibank, N.A.

  (e)             Regulatory Agreement for Multi-Family Housing project dated as of            (1)
                  July 1, 1983 between LaSalle National Bank, as Trustee, the Operating
                  Partnership, the General Partners and the Secretary of Housing and Urban
                  Development

  (f)             Building Loan Agreement dated as of July 1, 1983 between LaSalle             (1)
                  National Bank, as Trustee, and American National Bank & Trust
                  Company of Chicago, as Trustee for the City of Chicago

  (g)             Mortgage Note dated as of July 1, 1983 in the amount of $158,900,000         (1)
                  from LaSalle National Bank, as Trustee, to American National Bank &
                  Trust Company of Chicago, as Trustee

  (h)             Mortgage dated as of July 1, 1983 between LaSalle National Bank and          (1)
                  Trust Company of  Chicago, as Trustee

  (i)             Architectural Services Agreement dated as of July 1, 1983 between            (1)
                  LaSalle National Bank, as Trustee, and Solomon Cordwell Buenz &
                  Associates, Inc.




  (j)             Construction Contract dated as of July 21, 1983 between                      (1)
                  LaSalle (1) National Bank, as Trustee, and James McHugh
                  Development Co.

  (k)             Management Agreement dated as of July 14, 1983 between the                   (1)
                  Operating Partnership and The Habitat Company

  (l)             Financing Agreement dated as of July 1, 1983 among the City of               (1)
                  Chicago, the Operating Partnership, LaSalle National Bank,
                  as Trustee, Madison-Canal Company, McHugh Levin Associates
                  Venture and American National Bank & Trust Company
                  of Chicago, as Trustee

  (m)             Security Agreement - (Chattel Mortgage) dated July 1, 1983                   (1)
                  between LaSalle National Bank, as Trustee, and American
                  National Bank & Trust Company of Chicago, as Trustee

  (n)             Commitment Letter dated March 22, 1983 of GNMA with                          (1)
                  respect to the Project

  (o)             Loan Agreement dated September 20, 1988 between Presidential                 (2)
                  Towers, Ltd. and American National Bank and Trust Company
                  of Chicago

  (p)             Third Amended and Restated Limited Partnership Agreement of                  (3)
                  Presidential Towers, Ltd., dated April 19, 1995

  (q)             Amended and Restated Substitute Mortgage Note, dated April 18, 1995          (3)
                  made by LaSalle National  Trust, N.A., as trustee, in favor of the
                  Secretary of Housing and Urban Development

  (r)             Third Modification to Mortgage, dated April 18, 1995, between                (3)
                  LaSalle National Trust, N.A., as Trustee the Secretary of Housing
                  and Urban Development

  (s)             Amendment to Regulatory Agreement for Multifamily Housing                    (3)
                  Projects, dated as of April 18, 1995, between LaSalle National Bank, as Trustee, and Presidential Towers, Ltd. and the Secretary of
                  Housing and Urban Development

  (t)             Restructuring Agreement, dated April 18, 1995, among LaSalle                 (3)
                  National Trust, as Trustee, Presidential Towers, Ltd. and the
                  Secretary of Housing and Urban Development.


  (u) Services Agreement, dated December 16, 1997, by and between First Winthrop Corporation, Winthrop Financial Co., Inc., WFC Realty Co., Inc., WFC Realty Saugus, Inc., Winthrop Properties, Inc., Winthrop Metro Equities Corporation, Winthrop Libson Realty, Inc. and Northwood Realty Co., Inc. and Coordinated Services of Valdosta, LLC.

  27.             Financial Data Schedule

------------------

(1) Incorporated herein by reference to the Partnership's Registration Statement on Form 10 (Commission Partnership file number 0-12210).

(2) Incorporated herein by reference to Exhibit 10(p) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1985.

(3) Incorporated herein by reference to Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

(4) Incorporated by reference to the Partnership's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998.