Form 10QSB
period 1999-03-31
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 1999-05-17
CIK 726666

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1999              Commission File Number 0-12210
                      --------------                                     -------


                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
        -----------------------------------------------------------------
        (exact name of small business issuer as specified in its charter)


               Maryland                                  04-2801764
-----------------------------------         ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)


Five Cambridge Center, Cambridge, MA                        02142
----------------------------------------             ------------------
(Address of principle executive offices)                 (Zip Code)


Registrant's telephone number, including area code (617) 234-3000
                                                   --------------


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
BALANCE SHEETS

--------------------------------------------------------------------------------

                                                     March 31,    December 31,
                                                       1999          1998
                                                    (Unaudited)    (Audited)
--------------------------------------------------------------------------------

                                     ASSETS

Assets
     Cash and cash equivalents                        $347,921      $186,610
     Due from Operating Partnership                     14,571       173,404
                                                      --------      --------

Total Assets                                          $362,492      $360,014
                                                      ========      ========


                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities and Partners' Capital
     Accounts payable                                 $      -      $      -
     Partners' Capital                                 362,492       360,014
                                                      --------      --------

Total Liabilities and Partners' Capital               $362,492      $360,014
                                                      ========      ========














                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

For the Three Months Ended March 31, 1999 and 1998
(Unaudited)
                                                        1999       1998
                                                      -------------------

 INCOME:
    Interest                                           $2,478     $1,799
                                                       ------     ------

 EXPENSES:
                                                            -          -
    Other expenses                                          -          -
                                                       ------     ------

    Total operating expenses                                -          -
                                                       ------     ------

 Net income                                            $2,478     $1,799
                                                       ======     ======

 Net income per unit of limited
    partnership interest outstanding                   $ 4.20     $ 3.05
                                                       ======     ======




















                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL

--------------------------------------------------------------------------------

                                              Linnaeus-
                                               Phoenix
For the Three Months Ended      Winthrop      Associates     Investor    Total
March 31, 1999 and 1998      Financial Co.,    Limited       Limited   Partners'
(Unaudited)                       Inc.       Partnership     Partners   Capital
--------------------------------------------------------------------------------

Balance December 31, 1998      $(270,262)     $(572,171)   $1,202,447   $360,014

Net income                            12             12         2,454      2,478
                               ---------      ---------    ----------  ---------

Balance, March 31, 1999        $(270,250)     $(572,159)   $1,204,901   $362,492
                               =========      =========    ==========  =========


Balance December 31, 1997      $(270,579)     $(572,488)   $1,136,507   $293,440

Net income                             9              9         1,781      1,799
                               ---------      ---------    ----------  ---------

Balance, March 31, 1998        $(270,570)     $(572,479)   $1,138,288   $295,239
                               =========      =========    ==========  =========


















                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

For the Three Months Ended
March 31, 1999 and 1998 (Unaudited)                           1999        1998
--------------------------------------------------------------------------------

Cash flow from operating activities:
   Net income                                              $  2,478    $  1,799
   Adjustments to reconcile net income to
     net cash used in operating activities:
       Increase in accounts payable                               -      19,539
       (Increase) decrease in due from operating
         partnership                                        158,833     (22,483)
                                                           --------    --------

Net cash provided by (used in) operating activities         161,311      (1,145)
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents        161,311      (1,145)

Cash and cash equivalents at beginning of period            186,610     249,420
                                                           --------    --------

Cash and cash equivalents at end of period                 $347,921    $248,275
                                                           ========    ========




















                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
March 31, 1999
(Unaudited)


1.       ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include all adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 1999.

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

3.       TAXABLE LOSS

The Partnership's taxable loss for 1999 is not expected to differ from that for financial reporting purposes.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

Liquidity and Capital Resources
-------------------------------

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

During the three months ended March 31, 1999 and March 31, 1998, the Operating Partnership did not make any distributions to the Partnership. A significant restructuring of the ownership and debt of the Operating Partnership was finalized in April 1995. As a result of this restructuring, the Partnership is entitled to receive an annual distribution from the Operating Partnership as a reimbursement of the Partnership's administrative expenses and professional fees up to an annual maximum of $30,000. It is not expected that the Operating Partnership will be able to make any distribution to the Partnership in excess of this amount until the property is sold. However, due to the preferred return required to be paid to TKI Presidential Partners and the Department of Housing and Urban Development, it is likely that a sale of the property will not generate sufficient funds to permit a distribution to the Partnership. Accordingly, it is anticipated that limited partners will not receive a return of their original investment in the Partnership.

The Partnership's liquidity based on cash and cash equivalents remained constant at March 31, 1999 as compared to December 31, 1998. Cash and cash equivalents increased from $248,275 at March 31, 1998 to $347,921 at March 31, 1999 as a result of distributions made from the operating partnership. It is expected that so long as the Partnership's administrative expenses do not exceed $30,000 in any year, the Partnership's cash and cash equivalents will remain relatively constant until the Operating Partnership is liquidated.

Results of Operations
---------------------

Operating results increased by $679 for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 due to more interest income earned as a result of a larger cash reserve balance at March 31, 1999 as compared to March 31, 1998.

Year 2000
---------

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

To date, neither Coordinated Services no the General Partner are aware of any external agent, including local general partners, with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, Coordinated Services and the General Partner have no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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

                                        PRESIDENTIAL ASSOCIATES I
                                        LIMITED PARTNERSHIP
                                        (Partnership)

                                        By: Winthrop Financial Co., Inc.
                                            Managing General Partners

Date: May 14, 1999                          By:   /s/ Thomas Staples
                                                --------------------------
                                                      Thomas Staples
                                                      Chief Financial Officer

Date: May 14, 1999                          By:   /s/ Michael Ashner
                                                --------------------------
                                                      Michael L. Ashner
                                                      Chief Executive Officer