Form 10QSB
period 1999-06-30
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 1999-08-10
CIK 726666

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1999               Commission File Number 0-12210
                      -------------                                      -------


                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                  ---------------------------------------------
        (exact name of small business issuer as specified in its charter)


               Maryland                                   04-2801764
 -------------------------------           -----------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)


 Five Cambridge Center, Cambridge, MA                       02142
----------------------------------------        ---------------------------
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

                                                     YES    X        NO
                                                        ---------      ---------

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP


PART 1 - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

BALANCE SHEETS
                                                                December 31,
                                              June 30, 1999         1998
                                               (Unaudited)       (Audited)
                                               -----------       ---------

                                 ASSETS

Assets
  Cash and cash equivalents                     $ 527,559        $ 186,610
  Due from Operating Partnership                   37,518          173,404
                                                ---------        ---------
     Total assets                               $ 565,077        $ 360,014
                                                =========        =========

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities and partners' capital
  Partners' capital                             $ 565,077        $ 360,014
                                                ---------        ---------
     Total liabilities and partners' capital    $ 565,077        $ 360,014
                                                =========        =========

                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP


STATEMENTS OF OPERATIONS
(UNAUDITED)

                                             For the Three Months               For the Six Months
                                                Ended June 30,                     Ended June 30,
                                         --------------------------          --------------------------
                                           1999              1998              1999              1998
                                         --------          --------          --------          --------
INCOME:
  Interest                               $  2,683          $  1,877          $  5,161          $  3,676
    Distribution from Operating
      Partnership                         200,036           161,706           200,036           161,706
                                         --------          --------          --------          --------
                                          202,719           163,583           205,197           165,382
                                         --------          --------          --------          --------
EXPENSES:
  Other expenses                              134              --                 134              --
                                         --------          --------          --------          --------
     Total operating expenses                 134              --                 134              --
                                         --------          --------          --------          --------

Net income                               $202,585          $163,583          $205,063          $165,382
                                         ========          ========          ========          ========

Net income per unit of limited
  partnership interest outstanding
  (590 units issued and outstanding)     $    340          $    275          $    344          $    278
                                         ========          ========          ========          ========

                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP


STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                                                     Linnaeus-
                                                      Phoenix
For the Six Months Ended            Winthrop         Associates        Investor            Total
June 30, 1999 and 1998              Financial          Limited         Limited           Partners'
(Unaudited)                         Co., Inc.        Partnership       Partners           Capital
                                   ----------        ----------       -----------        ---------
Balance, December 31, 1998         $(270,262)        $(572,171)       $ 1,202,447        $ 360,014

Net income                             1,025             1,025            203,013          205,063
                                   ----------        ----------       -----------        ---------

Balance, June 30, 1999             $(269,237)        $(571,146)       $ 1,405,460        $ 565,077
                                   ==========        ==========       ===========        =========

Balance, December 31, 1997         $(270,579)        $(572,488)       $ 1,136,507        $ 293,440

Net income                               827               827            163,728          165,382
                                   ----------        ----------       -----------        ---------

Balance, June 30, 1998             $(269,752)        $(571,661)       $ 1,300,235        $ 458,822
                                   ==========        ==========       ===========        =========

                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP


STATEMENTS OF CASH FLOWS

For the Six Months Ended
June 30, 1999 and 1998 (Unaudited)                                     1999           1998
                                                                    ---------      ---------
Cash flow from operating activities:
  Net income                                                        $ 205,063      $ 165,382
    Adjustments to reconcile net income to net cash provided
      by operating activities:
    (Increase) decrease in due from Operating Partnership             135,886        (28,895)
                                                                    ---------      ---------

Net cash provided by operating activities                             340,949        136,487
                                                                    ---------      ---------

Cash and cash equivalents at beginning of period                      186,610        249,420
                                                                    ---------      ---------

Cash and cash equivalents at end of period                          $ 527,559      $ 385,907
                                                                    =========      =========


                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS
June 30, 1999
(Unaudited)

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

During the six months ended June 30, 1999 and June 30, 1998, the Operating Partnership made distributions to the Partnership of $200,036 and $161,706, respectively. In addition, the Partnership is entitled to receive an annual distribution from the Operating Partnership as a reimbursement of the Partnership's administrative expenses and professional fees up to an annual maximum of $30,000.

The Partnership's liquidity based on cash and cash equivalents increased to $527,559 at June 30, 1999 as compared to $186,610 at December 31, 1998, due primarily to the distribution received from the Operating Partnership and the repayment of receivables due from the Operating Partnership.

Results of Operations

Operating results increased by $39,681 for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, due to an increase in distributions from the Operating Partnership in 1999. The majority of the expenses of the Partnership incurred to date in 1999 will be reimbursed by the Operating Partnership.

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

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP


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

Following the completion of its assessment of the computer software and hardware, Coordinated Services, the General Partner and its affiliates began upgrading those systems which required upgrading. To date, significantly all of these systems have been upgraded. The Partnership has to date not borne, nor is it expected that the Partnership will bear any significant cost, in connection with the upgrade of those systems to requiring remediation. All systems have been remediated, tested and implemented during the first half of 1999.

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

                                        PRESIDENTIAL ASSOCIATES I
                                        LIMITED PARTNERSHIP
                                        (Partnership)

                                        By:  Winthrop Financial Co., Inc.
                                             One of its General Partners

Date: August 4, 1999                    By:  /s/ Thomas C. Staples
                                             ----------------------

                                             Thomas C. Staples
                                             Chief Financial Officer

Date: August 4, 1999                    By:  /s/ Michael L. Ashner
                                             ----------------------

                                             Michael L. Ashner
                                             Chief Executive Officer