Form 10QSB
period 1999-09-30
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 1999-11-15
CIK 726666

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1999          Commission File Number 0-12210

                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                  ---------------------------------------------
        (exact name of small business issuer as specified in its charter)

               Maryland                                  04-2801764
------------------------------------        ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

Five Cambridge Center, Cambridge, MA                        02142
------------------------------------              -------------------------
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

                                                                  YES /x/ NO / /

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

PART 1 - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
BALANCE SHEETS

--------------------------------------------------------------------------------
                                                          September     December
                                                           30, 1999     31, 1998
                                                         (Unaudited)   (Audited)
--------------------------------------------------------------------------------

                                     ASSETS

Assets
  Cash and cash equivalents                                $239,757     $186,610
  Due from Operating Partnership                                -        173,404
                                                           --------     --------

Total assets                                               $239,757     $360,014
                                                           ========     ========

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities and partners' capital
  Partners' capital                                        $239,757     $360,014
                                                           --------     --------


Total liabilities and partners' capital                    $239,757     $360,014
                                                           ========     ========


                       See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS
(UNAUDITED)

                                      For the Three Months  For the Nine Months
                                       Ended September 30,   Ended September 30,
                                        1999       1998        1999      1998
                                       -------   ---------   --------  --------

INCOME
  Interest                             $ 2,094   $   2,034   $  7,255  $  5,710
  Distribution from operating
    partnership                            -           -      200,036   161,706
                                       -------   ---------   --------  --------

                                         2,094       2,034    207,291   167,416
                                       -------   ---------   --------  --------

EXPENSES
  Other expenses                         6,231      14,212      6,365    14,212
                                       -------   ---------   --------  --------
  Total operating expenses               6,231      14,212      6,365    14,212
                                       -------   ---------   --------  --------

Net income (loss)                      $(4,137)  $ (12,178)  $200,926  $153,204
                                       =======   =========   ========  ========

Net income per unit of limited
  partnership interest outstanding     $    (7)  $     (20)  $    337  $    257
                                       =======   =========   ========  ========

  (590 units issued and outstanding)

                       See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

--------------------------------------------------------------------------------

                                             Linnaeus-
                                              Phoenix
For the Nine Months Ended        Winthrop   Associates    Investor      Total
September 30, 1999 and 1998      Financial    Limited     Limited     Partners'
(Unaudited)                      Co., Inc.  Partnership   Partners     Capital
--------------------------------------------------------------------------------

Balance, December 31, 1998       (270,262)   (572,171)    1,202,447     360,014

Net income                          1,005       1,005       198,916     200,926


Distributions                      (1,625)     (1,625)     (321,750)   (325,000)

Contributions                         -           -           3,817       3,817
                                ---------   ---------   -----------   ---------

Balance, September 30, 1999     $(270,882)  $(572,791)  $ 1,083,430   $ 239,757
                                =========   =========   ===========   =========

Balance, December 31, 1997      $(270,579)  $(572,488)  $ 1,136,507   $ 293,440

Net income                            766         766       151,672     153,204

Distributions                      (1,250)     (1,250)     (247,500)   (250,000)

Contributions                         -           -           2,935       2,935
                                ---------   ---------   -----------   ---------

Balance, September 30, 1998     $(271,063)  $(572,972)  $ 1,043,614   $ 199,579
                                =========   =========   ===========   =========

                       See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------
For the Nine Months Ended
September 30, 1999 and 1998 (Unaudited)                      1999       1998
--------------------------------------------------------------------------------

Cash flow from operating activities:
  Net income                                              $ 200,926   $ 153,204
  Adjustments to reconcile net income to
    net cash provided by operating activities
      Decrease in due from operating partnership            173,404      36,502
                                                          ---------   ---------

Net cash provided by operating activities                   374,330     189,706
                                                          ---------   ---------
Cash flows from financing activities:
  Partner distributions                                    (325,000)   (250,000)
  Contributions                                               3,817       2,935
                                                          ---------   ---------

Net cash used in financing activities                      (321,183)   (247,065)
                                                          ---------   ---------

Net increase (decrease) in cash and cash equivalents         53,147     (57,359)

Cash and cash equivalents at beginning of period            186,610     249,420
                                                          ---------   ---------

Cash and cash equivalents at end of period                $ 239,757   $ 192,061
                                                          =========   =========

                       See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
September 30, 1999
(Unaudited)

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

During the nine months ended September 30, 1999 and September 30, 1998, the Operating Partnership made distributions to the Partnership of $200,036 and $161,706, respectively. In addition, the Partnership is entitled to receive an annual distribution from the Operating Partnership as a reimbursement of the Partnership's administrative expenses and professional fees up to an annual maximum of $30,000.

The Partnership's liquidity based on cash and cash equivalents increased to $239,757 at September 30, 1999 as compared to $186,610 at December 31, 1998. As discussed above, the Partnership received a distribution from the Operating Partnership; however, in July 1999 the Partnership made a distribution of $325,000 to its partners. Future distributions to limited partners are contingent upon the receipt by the Partnership of distributions from the Operating Partnership.

Results of Operations

Operating results increased by $47,722 for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 due primarily to an increase in distributions from the Operating Partnership in 1999. During the quarter ended June 30, 1999, the partnership reached its maximum annual operating partnership expense reimbursement of $30,000 and, accordingly, incurred $6,231 of expenses during the quarter ended September 30, 1999.

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

                                           PRESIDENTIAL ASSOCIATES I
                                           LIMITED PARTNERSHIP
                                           (Partnership)


                                           By:  Winthrop Financial Co., Inc.
                                                One of its General Partners


Date: November 4, 1999                     By:  /s/ Thomas C. Staples
                                                --------------------------------

                                                Thomas C. Staples
                                                Chief Financial Officer

Date: November 4, 1999                     By:  /s/ Michael L. Ashner
                                               ---------------------------------

                                               Michael L. Ashner
                                               Chief Executive Officer