Form 10KSB
period 1999-12-31
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2000-05-17
CIK 726666

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                                                               Commission File
For the year ended December 31, 1999                           Number  0-12210
                   -----------------                                   -------


                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                  ---------------------------------------------
        (Exact name of small business issuer as specified in its charter)

       Maryland                                                       36-3110117
-----------------------                                 ------------------------
(State of organization)                        (IRS Employer Identification No.)

5 Cambridge Center, Cambridge, Massachusetts                               02142
--------------------------------------------                            --------
(Address of principal executive offices)                              (Zip Code)

Partnership's telephone number including area code:               (617) 234-3000
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Partnership's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Partnership's revenues for its most recent fiscal year were $444,006.

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

Development

      The Partnership was initially capitalized with contributions totaling $300 from the General Partners. In September 1983, the Partnership completed a private offering of 590 units of limited partnership interest (the "Units") pursuant to Regulation D under the Securities Act of 1933. The Partnership raised $59,000,000 in capital contributions from 545 investor limited partners (the "Limited Partners"). Of the $59,000,000 raised, $697,380 was received upon the Limited Partners' admission to the Partnership, and the balance was paid in installments pursuant to the terms of promissory notes (the "Investor Notes") delivered to the Partnership by the Limited Partners. The last installment was due on January 15, 1990. As of March 1, 2000, $60,205 of this installment remains uncollected.

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

      In order to implement the Restructuring Agreement and raise the $13,000,000 of new equity, a third party investor, TKI Presidential Partners ("TKI"), was admitted to the Operating Partnership as a general partner. TKI agreed to contribute $14,000,000 over a six year period (as required by the Restructuring Agreement with HUD) in exchange for a 79% general partnership interest in the Operating Partnership, 79% of all future distributions by the Operating Partnership of operating cash flow, a preferential return of its capital contribution from the proceeds of a sale or refinancing, 79% of all additional proceeds of a sale or refinancing, 100% of all future tax losses of the Operating Partnership and effective control, through rights to approve or initiate certain actions, over all major business decisions affecting the Operating Partnership. As a result of TKI's investment, the Partnership's interest in the Operating Partnership was reduced from a 94.99% limited partnership interest to a 19.998% limited partnership interest and certain control rights over major business decisions of the Operating Partnership were transferred to TKI. As of December 31, 1999, TKI had funded $6,720,000 of its $14,000,000 obligation. Pursuant to the terms of the Partnership Agreement of the Operating Partnership, the Partnership is entitled to receive a distribution from the Operating Partnership to reimburse it for its administrative expenses and professional fees up to an annual maximum of $30,000. In addition, the Operating Partnership made distributions to the Partnership during 1997, 1998 and 1999 of approximately, $255,839, $327,592, and $434,876 respectively. However, due to TKI being entitled to a priority return, there can be no assurance that the Operating Partnership will be able to make additional distributions to the Partnership, if at all, until the property is sold. However, due to the preferred return to TKI and HUD, it is possible that a sale will not generate sufficient funds to permit a distribution to the Partnership. Accordingly, it is anticipated that limited partners will not receive a return of their original investment in the Partnership.

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

      As of March 1, 2000, there were approximately 580 holders of 590 outstanding Units.

      The Partnership Agreement requires that Cash Flow (as defined therein) be distributed to the partners in specified proportions at reasonable intervals during the fiscal year and in any event no later than 60 days after the close of each fiscal year. There are no restrictions on the Partnership's present or future ability to make distributions of cash flow. For the years ended December 31, 1998 and 1999, the Partnership made distributions to its limited partners of $248,500 ($421.61 per Unit), and $323,378 ($548.09 per Unit) respectively, and
$1,250 and $1,625 to the General Partners. See Item 6 "Management's Discussion and Analysis or Plan of Operation" for the Partnership's ability to make distributions in the future.

      Over the past few years many companies have begun making "mini-tenders" (offers to purchase an aggregate of less than 5% of the total outstanding units) for limited partnership interests in the Partnership. Pursuant to the rules of the Securities and Exchange Commission, when a tender offer is commenced for Units the Partnership is required to provide limited partners with a statement setting forth whether it believes limited partners should tender or whether it is remaining neutral with respect to the offer. Unfortunately, the rules of the Securities and Exchange Commission do not require that the bidders in certain tender offers provide the Partnership with a copy of their offer. As a result, the General Partners often do not become aware of such offers until shortly before they are scheduled to expire or even after they have expired. Accordingly, the General Partners do not have sufficient time to advise you of its position on the tender. In this regard, please be advised that pursuant to the discretionary right granted to the General Partners of your partnership in the Partnership Agreement to reject any transfers of units, the General Partners will not permit the transfer of any Unit in connection with a tender offer unless: (i) the Partnership is provided with a copy of the bidder's offering materials, including amendments thereto, simultaneously with their distribution to the limited partners; (ii) the offer provides for withdrawal rights at any time prior to the expiration date of the offer and, if payment is not made by the bidder within 60 days of the date of the offer, after such 60 day period; and (iii) the offer must be open for at least 20 business days and, if a material change is made to the offer, for at least 10 business days following such change.

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

Liquidity and Capital Resources

      The Partnership's primary source of liquidity is distributions from the Operating Partnership. As a result of the restructuring, the Partnership is entitled to receive a distribution from the Operating Partnership to reimburse it for its administrative expenses and professional fees up to an annual maximum of $30,000 to cover these costs. During 1999, the Partnership received distributions totaling $434,876 from the Operating Partnership as compared to $327,592 in 1998. Due to TKI being entitled to a priority return from the Operating Partnership, there can be no assurance that the Operating Partnership will be able to continue to make distributions to the Partnership until the property is sold. Furthermore, due to the preferred return to TKI and HUD, it is possible that a sale will not generate sufficient funds to permit a distribution to the Partnership. Accordingly, it is anticipated that limited partners will not receive a return of their original investment in the Partnership. See "Item 1, Business-Restructuring of Operating Partnership."

      The Partnership's liquidity, based on its cash and cash equivalents, was $433,334 at December 31, 1999 as compared to $186,610 at December 31, 1998. This increase was due to $567,907 of cash provided by operating activities which was partially offset by $321,183 of cash used in financing activities. Cash used in financing activities consisted primarily of distributions to partners.

Results of Operations

      The Partnership's net income for the year ended December 31, 1999 was $394,503 as compared to $313,638 for the year ended December 31, 1998. The increase in net income is a result of an increase in distributions from the Operating Partnership which more than offset an increase in operating expenses. Distributions from the Operating Partnership increased from $327,592 in 1998 to $434,876 in 1999. Interest income increased slightly due to higher cash balances. Operating expenses increased from $21,052 in 1998 to $49,503 in 1999.

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

                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT

                            PRESIDENTIAL ASSOCIATES I
                               LIMITED PARTNERSHIP

                           DECEMBER 31, 1999 AND 1998

                                TABLE OF CONTENTS
                  Presidential Associates I Limited Partnership


                                                                            PAGE

INDEPENDENT AUDITORS' REPORT                                      F-3


FINANCIAL STATEMENTS


  BALANCE SHEETS                                                  F-4


  STATEMENTS OF INCOME                                            F-5


  STATEMENTS OF PARTNERS' EQUITY (DEFICIT)                        F-6


  STATEMENTS OF CASH FLOWS                                        F-7


  NOTES TO FINANCIAL STATEMENTS                                   F-8

                          INDEPENDENT AUDITORS' REPORT



To the Partners

Presidential Associates I Limited Partnership

         We have audited the accompanying balance sheets of Presidential Associates I Limited Partnership as of December 31, 1999 and 1998, and the related statements of income, partners' equity (deficit) and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Presidential Associates I Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

/s/ Reznick Fedder & Silverman

Bethesda, Maryland
March 24, 2000

                  Presidential Associates I Limited Partnership

                                 BALANCE SHEETS

                               December 31, 1999


                                     ASSETS

                                                   1999                1998
                                                 --------            --------
Cash and cash equivalents                        $433,334            $186,610
Due from operating partnership                       --               173,404
                                                 --------            --------

                                                 $433,334            $360,014
                                                 ========            ========

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

PARTNERS' EQUITY (DEFICIT)                        433,334             360,014
                                                 --------            --------
                                                 $433,334            $360,014
                                                 ========            ========


                       See notes to financial statements

                  Presidential Associates I Limited Partnership

                              STATEMENTS OF INCOME

                            Years ended December 31,

                                                                      1999            1998
                                                                    ---------       ---------
Expenses
Other                                                               $  49,503       $  21,052
                                                                    ---------       ---------

                                                                      (49,503)        (21,052)

Other income

Distribution from operating partnership                               434,876         327,592
Interest income                                                         9,130           7,098
                                                                    ---------       ---------

NET INCOME                                                          $ 394,503       $ 313,638
                                                                    =========       =========

Units of investor limited partnership interest outstanding 590            590             590
                                                                    =========       =========

Net income allocated to general partner                             $   1,973       $   1,567
                                                                    =========       =========

Net income allocated to special limited partner                     $   1,973       $   1,567
                                                                    =========       =========

Net income allocated to investor limited partners                   $ 390,557       $ 310,504
                                                                    =========       =========

Net income per unit of investor limited partnership
interest outstanding                                                $     662       $     526
                                                                    =========       =========

                       See notes to financial statements

                 Presidential Associates I Limited Partnership

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                     Years ended December 31, 1999 and 1998

                                                  Special limited
                                 General partner      partner
                                 --------------   ---------------
                                                      Phoenix
                                    Winthrop        Associates
                                   Financial          Limited       Investor limited
                                 Company, Inc.      Partnership         partners            Total
                                 --------------   ----------------  ----------------  -------------
Partners' equity (deficit),
December 31, 1997                $  (270,579)      $  (572,488)      $ 1,136,507           293,440

Capital contributions                    100              --              66,959            67,059

Less capital contributions
 not yet received                       (100)             --             (64,023)          (64,123)

Distributions                         (1,250)           (1,250)         (247,500)         (250,000)

Net income                             1,567             1,567           310,504           313,638
                                 -----------       -----------       -----------       -----------

Partners' equity (deficit),
 December 31, 1998                  (270,262)         (572,171)        1,202,447           360,014

Capital contributions                    100              --              64,023            64,123

Less capital contributions
 not yet received                       (100)             --             (60,206)          (60,306)

Distributions                         (1,625)           (1,625)         (321,750)         (325,000)

Net income                             1,973             1,973           390,557           394,503
                                 -----------       -----------       -----------       -----------
Partners' equity (deficit),
 December 31, 1999               $  (269,914)      $  (571,823)      $ 1,275,071       $   433,334
                                 ===========       ===========       ===========       ===========


                       See notes to financial statements

                  Presidential Associates I Limited Partnership

                             STATEMENT OF CASH FLOWS

                            Years ended December 31,

                                                                   1999            1998
                                                                ---------       ---------
Cash flows from operating activities
  Net income                                                    $ 394,503       $ 313,638
  Adjustments to reconcile net income to net cash
  provided by operating activities
     (Increase) decrease in due from operating partnership        173,404        (129,384)
                                                                ---------       ---------

          Net cash provided by operating activities               567,907         184,254
                                                                ---------       ---------

Cash flows from financing activities
  Distributions to partners                                      (325,000)       (250,000)
  Contributions from investor limited partners                      3,817           2,936
                                                                ---------       ---------

          Net cash used in financing activities                  (321,183)       (247,064)
                                                                ---------       ---------

          NET (DECREASE) INCREASE IN CASH
           AND CASH EQUIVALENTS                                   246,724         (62,810)

Cash and cash equivalents, beginning                              186,610         249,420
                                                                ---------       ---------

Cash and cash equivalents, end                                  $ 433,334       $ 186,610
                                                                =========       =========

                       See notes to financial statements

                  Presidential Associates I Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


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

    Cash Equivalents

    For the purposes of the statement of cash flows, the partnership considers all highly liquid financial instruments, which consist of a money market account and amounts invested under a repurchase agreement, purchased with a maturity of three months or less, to be cash equivalents. The carrying amount approximates fair value because of the short maturity of this instrument.

                  Presidential Associates I Limited Partnership

                           December 31, 1999 and 1998



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

    The following is a summary of the financial position of the operating partnership at December 31, 1999 and 1998, and a summary of its results of operations for each of the two years in the period ended December 31, 1999, prepared in conformity with generally accepted accounting principles.


                                 BALANCE SHEETS

                                                                  1999               1998
                                                             -------------       -------------
ASSETS
   Buildings, improvements and personal
    property, net of accumulated depreciation                $  66,963,889       $  71,947,446
    of $85,651,713 and $79,721,797
   Land                                                          7,798,111           7,798,111
   Other assets                                                 10,850,808          10,224,575
                                                             -------------       -------------
Total assets                                                 $  85,612,808       $  89,970,132
                                                             =============       =============
LIABILITIES

   Mortgages payable, including deferred interest of
    $5,949,119 and $5,447,739, respectively                  $ 187,123,225       $ 190,047,617
   Other liabilities                                             9,565,343           9,299,506
                                                             -------------       -------------

                                                               196,688,568         199,347,123
 Partners' deficit                                            (111,075,760)       (109,376,991)
                                                             -------------       -------------
                                                             $  85,612,808       $  89,970,132
                                                             =============       =============

                  Presidential Associates I Limited Partnership

                           December 31, 1999 and 1998


NOTE B - INVESTMENT IN OPERATING PARTNERSHIP (Continued)

                           STATEMENTS OF OPERATIONS

                                                1999                1998
                                            ------------        ------------
Revenue
   Rental                                   $ 30,574,198        $ 28,464,740
   Other                                       1,320,534           1,325,199
   Interest                                      240,602             247,677
                                            ------------        ------------
                                              32,135,334          30,037,616
                                            ------------        ------------
Expenses
   Operating expenses                         27,010,458          26,772,522
   Amortization                                   59,610              64,150
   Depreciation                                6,269,437           6,552,194
                                            ------------        ------------

                                              33,337,505          33,388,366
                                            ------------        ------------
       NET LOSS                             $ (1,204,170)       $ (3,351,250)
                                            ============        ============

   The unrecognized portion of cumulative losses will be offset against the partnership's share of future income from Presidential Towers, Ltd. The cumulative unrecognized loss at December 31, 1999 and 1998 is $87,430,407 and $87,039,850, respectively.

NOTE C - CAPITAL CONTRIBUTIONS

   Capital contributions receivable are recorded when received, and at December 31, 1999 and 1998 are as follows:

                                                1999                1998
                                            ------------        ------------
   Investor limited partners                     $60,206             $64,023
   General partner                                   100                 100
                                            ------------        ------------

                                                 $60,306             $64,123
                                            ============        ============

                  Presidential Associates I Limited Partnership

                           December 31, 1999 and 1998


NOTE D - RELATED PARTY TRANSACTIONS

   During the year ended December 31, 1999, the operating partnership repaid advances and distributions totaling $7,518 and $165,886, respectively, to the partnership. No amounts remain payable to the partnership at December 31, 1999.

NOTE E - RECONCILIATION OF NET INCOME

   The partnership's income for income tax purposes for 1999 and 1998 is the same as income for financial statement purposes.

   In addition, the net difference between buildings and improvements for tax purposes and financial statement purposes of the operating partnership for 1999 and 1998 is as follows:

                                                1999                1998
                                            ------------        ------------

Buildings and improvements as reported      $66,963,889         $71,947,446
Buildings and improvements for tax purposes        --                  --
                                            ------------        ------------
                                            $66,963,889         $71,947,446
                                            ============        ============

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


      None.

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.

      The Partnership has no officers or directors. Winthrop Financial manages and controls substantially all of the Partnership affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2000, names of the directors and executive officers of Winthrop Financial and the position held by each of them are as follows:

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
                             and Clerk

      Michael L. Ashner, age 47, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

      Thomas C. Staples, age 44, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

      Peter Braverman, age 48, has been a Vice President of WFA and the Managing General Partner since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and

Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

      Patrick J. Foye, age 42, has been Vice President-Residential and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of Apartment Investment and Management Company ("AIMCO") since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

       Carolyn Tiffany, age 33, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA from October 1995 to December 1997, at which time she became the Chief Operating Officer of WFA.

      One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1999 Broadway Associates Limited Partnership; Nantucket Island Associates Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; and Winthrop Growth Investors I Limited Partnership.

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

                                PRESIDENTIAL ASSOCIATES I LIMITED
                                PARTNERSHIP

                                By: Winthrop Financial Co., Inc.,
                                    Managing General Partner

                                    By: /s/ Michael L. Ashner
                                       -------------------------------
                                         Michael L. Ashner
                                         Chief Executive Officer

                                    Date: May 17, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Signature/Name                Title                         Date
--------------                -----                         ----

/s/ Michael L. Ashner         Chief Executive Officer       May 17, 2000
---------------------         and Director
Michael L. Ashner


/s/ Thomas Staples            Chief Financial Officer       May 17, 2000
------------------
Thomas Staples


/s/ Peter Braverman           Executive Vice President      May 17, 2000
-------------------           and Director
Peter Braverman

                                 EXHIBIT INDEX

Exhibit No.                                                                          Page

3,4         Amended and Restate Limited Partnership Agreement and Certificate of      (1)
            Amendment of Presidential Associates I Limited Partnership

  (b)       Amendment to Amended and Restated Limited Partnership Agreement           (3)
            and Certificate of Limited Partnership of Presidential Associates
            I Limited Partnership dated April 19, 1995

10(a)       Form of Investor Bond issued to the Partnership by Continental            (1)
            Casualty Company

  (b)       Trust Agreement dated as of September 15, 1980 between the Operating      (1)
            Partnership and LaSalle National Bank

  (c)       Letter of Credit and Reimbursement Agreement dated as of July 21, 1983    (1)
            between the Operating Partnership and Citibank, N.A.

  (d)       Revolving Credit and Term Loan Agreement dated as of September 30,        (1)
            1983 between the Partnership and Citibank, N.A.

  (e)       Regulatory Agreement for Multi-Family Housing project dated as of         (1)
            July 1, 1983 between LaSalle National Bank, as Trustee, the Operating
            Partnership, the General Partners and the Secretary of Housing and
            Urban Development

  (f)       Building Loan Agreement dated as of July 1, 1983 between LaSalle          (1)
            National Bank, as Trustee, and American National Bank & Trust
            Company of Chicago, as Trustee for the City of Chicago

  (g)       Mortgage Note dated as of July 1, 1983 in the amount of $158,900,000      (1)
            from LaSalle National Bank, as Trustee, to American National Bank &
            Trust Company of Chicago, as Trustee

  (h)       Mortgage dated as of July 1, 1983 between LaSalle National Bank and       (1)
            Trust Company of  Chicago, as Trustee

  (i)       Architectural Services Agreement dated as of July 1, 1983 between         (1)
            LaSalle National Bank, as Trustee, and Solomon Cordwell Buenz &
            Associates, Inc.

  (j)       Construction Contract dated as of July 21, 1983 between LaSalle           (1)
            National Bank, as Trustee, and James McHugh Development Co.

  (k)       Management Agreement dated as of July 14, 1983 between the                (1)
            Operating Partnership and The Habitat Company

  (l)       Financing Agreement dated as of July 1, 1983 among the City of            (1)
            Chicago, the Operating Partnership, LaSalle National Bank, as Trustee,
            Madison-Canal Company, McHugh Levin Associates
            Venture and American National Bank & Trust Company
            of Chicago, as Trustee

  (m)       Security Agreement - (Chattel Mortgage) dated July 1, 1983                (1)
            between LaSalle National Bank, as Trustee, and American
            National Bank & Trust Company of Chicago, as Trustee

  (n)       Commitment Letter dated March 22, 1983 of GNMA with                       (1)
            respect to the Project

  (o)       Loan Agreement dated September 20, 1988 between Presidential              (2)
            Towers, Ltd. and American National  Bank and Trust Company
            of Chicago

  (p)       Third Amended and Restated Limited Partnership Agreement of               (3)
            Presidential Towers, Ltd., dated April 19, 1995

  (q)       Amended and Restated Substitute Mortgage Note, dated April 18, 1995       (3)
            made by LaSalle National  Trust, N.A., as trustee, in favor of the
            Secretary of Housing and Urban Development

  (r)       Third Modification to Mortgage, dated April 18, 1995, between             (3)
            LaSalle National Trust, N.A., as Trustee the Secretary of Housing
            and Urban Development

  (s)       Amendment to Regulatory Agreement for Multifamily Housing                 (3)
            Projects, dated as of April 18, 1995, between LaSalle National Bank, as Trustee, and Presidential Towers, Ltd. and the Secretary of
            Housing and Urban Development

  (t)       Restructuring Agreement, dated April 18, 1995, among LaSalle              (3)
            National Trust, as Trustee, Presidential Towers, Ltd. and the
            Secretary of Housing and Urban Development.

(u)         Services Agreement, dated December 16, 1997,                              (4)
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