Form 10QSB
period 2000-03-31
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2000-06-01
CIK 726666

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 2000            Commission File Number 0-12210
                      --------------                                   -------



                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                  ---------------------------------------------
        (exact name of small business issuer as specified in its charter)


               Maryland                                  04-2801764
------------------------------------         --------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)



Five Cambridge Center, Cambridge, MA                             02142
---------------------------------------              ---------------------------
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

                   YES           NO    X
                       ------       ------

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP


PART 1 - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
BALANCE SHEETS

--------------------------------------------------------------------------------------------------
                                                                   March 31,          December 31,
                                                                    2000                1999
                                                                 (Unaudited)          (Audited)
--------------------------------------------------------------------------------------------------

                                     ASSETS
Assets
     Cash and cash equivalents                                 $   419,711              $  433,334
     Due from Operating Partnership                                 17,323                      --
                                                               -----------              ----------

Total assets                                                   $   437,304              $  433,334
                                                               ===========              ==========

                       LIABILITIES AND PARTNERS' CAPITAL


Liabilities and partners' capital
     Accounts payable                                          $        --              $       --
     Partners' capital                                             437,034                 433,334
                                                               -----------              ----------

Total liabilities and partners' capital                        $   437,304              $  433,334
                                                               ===========              ==========






                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP


 STATEMENTS OF OPERATIONS
 (UNAUDITED)

 For the Three Months Ended March 31, 2000 and 1999
 (Unaudited)

                                                        2000               1999
                                                  -------------------------------------
 INCOME:
    Interest                                      $          3,700   $           2,478
                                                  -----------------  ------------------

 EXPENSES:

                                                                 -                   -
    Other expenses                                               -                   -
                                                  -----------------  ------------------

    Total operating expenses                                     -                   -
                                                  -----------------  ------------------

 Net income                                       $          3,700   $           2,478
                                                  =================  ==================

 Net income per unit of limited
    partnership interest outstanding              $          6.27    $            4.20
                                                  =================  ==================





                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL


----------------------------------------------------------------------------------------------------------------------
                                                                Linnaeus-Phoenix
For the Three Months Ended                       Winthrop           Associates           Investor             Total
March 31, 2000 and 1999                       Financial Co.,         Limited             Limited            Partners'
(Unaudited)                                        Inc.            Partnership           Partners            Capital
----------------------------------------------------------------------------------------------------------------------

Balance December 31, 1999                    $       (269,914)  $         (571,823)  $      1,275,071   $     433,334

Net income                                                 19                   19             3,662            3,700
                                             -----------------  -------------------  -----------------  --------------

Balance, March 31, 2000                              (269,895)            (571,804)         1,278,733   $     437,034
                                             =================  ===================  =================  ==============


Balance December 31, 1998                    $       (270,262)  $         (572,171)  $      1,202,447   $     360,014

Net income                                                 12                   12              2,454           2,478
                                             -----------------  -------------------  -----------------  --------------

Balance, March 31, 1999                      $       (270,250)  $         (572,159)  $      1,204,901   $     362,492
                                             =================  ===================  =================  ==============




                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------
For the Three Months Ended
March 31, 2000 and 1999 (Unaudited)                                                   2000               1999
------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities:
     Net income                                                              $          3,700   $          2,478
     Adjustments to reconcile net income to
         net cash used in operating activities:
           (Increase) decrease in due from Operating Partnership                      (17,323)           158,833
                                                                             ------------------ ------------------

Net cash provided by (used in) operating activities                                   (13,623)           161,311
                                                                             ------------------ ------------------
Net increase (decrease) in cash and cash equivalents                                  (13,623)           161,311

Cash and cash equivalents at beginning of period                                      433,334            186,610
                                                                             ------------------ ------------------
Cash and cash equivalents at end of period                                   $        419,711   $        347,921
                                                                             ================== ==================


                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
March 31, 1999
(Unaudited)


1.       ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include all adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 2000.

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

3.       TAXABLE LOSS

The Partnership's taxable loss for 2000 is not expected to differ from that for financial reporting purposes.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters does not take into account the effects of any changes to the Partnership's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

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

During the three months ended March 31, 2000 and March 31, 1999, the Operating Partnership did not make any distributions to the Partnership. A significant restructuring of the ownership and debt of the Operating Partnership was finalized in April 1995. As a result of this restructuring, the Partnership is entitled to receive an annual distribution from the Operating Partnership as a reimbursement of the Partnership's administrative expenses and professional fees up to an annual maximum of $30,000. In addition, the Operating Partnership distributes to the Partnership an amount equal to the amount of income allocated to the Partnership by the Operating Partnership in each year. It is not expected that the Operating Partnership will be able to make any distributions to the Partnership in excess of these amounts until the property is sold. However, due to the preferred return required to be paid to TKI Presidential Partners and the Department of Housing and Urban Development, it is likely that a sale of the property will not generate sufficient funds to permit a distribution to the Partnership. Accordingly, it is anticipated that limited partners will not receive a return of their original investment in the Partnership.

The Partnership's liquidity based on cash and cash equivalents decreased by $13,623 to $419,711 at March 31, 2000 as compared to December 31, 1999 as a result of cash used in operating activities. Cash and cash equivalents increased from $347,921 at March 31, 1999 to $419,711 at March 31, 2000 as a result of distributions made from the Operating Partnership during 1999. It is expected that so long as the Partnership's administrative expenses do not exceed $30,000 in any year, the Partnership's cash and cash equivalents will remain relatively constant until the Operating Partnership is liquidated.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------

Operating results increased by $1,222 for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 due to an increase in interest income which resulted from increased cash balances.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP


PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibit and reports on Form 8-K

No report on Form 8-K was required to be filed during the period

         a)   Exhibits

                  Exhibit 27, Financial Data Schedule filed as an Exhibit to this report

         b)   Reports on Form 8-K

                  No reports on Form 8-K were filed during the three months ended March 31, 2000.

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

                            PRESIDENTIAL ASSOCIATES I
                            LIMITED PARTNERSHIP
                            (Partnership)

                            By:  Winthrop Financial Co., Inc.
                                 Managing General Partner

Date: May 30, 2000          By:    /s/ Thomas C. Staples
                               ----------------------------------------
                                  Thomas C. Staples
                                  Chief Financial Officer

Date: May 30, 2000          By:   /s/ Michael L. Ashner
                               ----------------------------------------
                                  Michael L. Ashner
                                  Chief Executive Officer