Form 10QSB
period 2000-06-30
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2000-08-14
CIK 726666

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2000               Commission File Number 0-12210
                      -------------                                      -------



                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
       ----------------------------------------------------------------
       (exact name of small business issuer as specified in its charter)


               Maryland                                04-2801764
  -------------------------------          -----------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

 Five Cambridge Center, Cambridge, MA                     02142
 ------------------------------------       ----------------------------------
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

                                        YES             NO  X
                                            -------       -----

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

PART 1 - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

BALANCE SHEETS


--------------------------------------------------------------------------------
                                                 June 30, 2000     December 31,
                                                  (Unaudited)     1999 (Audited)
---------------------------------------------------------------------------------

                    ASSETS

Assets

   Cash and cash equivalents                       $ 603,348          $  433,334
   Due from Operating Partnership                     30,000                  --
                                                   ---------          ----------
     Total assets                                  $ 633,348          $  433,334
                                                   =========          ==========


       LIABILITIES AND PARTNERS' CAPITAL

Liabilities and partners' capital

   Partners' capital                               $ 633,348          $  433,334
                                                   ---------          ----------
     Total liabilities and partners' capital       $ 633,348          $  433,334
                                                   =========          ==========




                            See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(UNAUDITED)
--------------------------------------------------------------------------------

                                       For the Three Months Ended   For the Six Months Ended
                                                 June 30,                      June 30,
                                            2000         1999            2000         1999
                                         ------------- ----------- ------------- -----------
INCOME:

   Interest                              $  4,103       $  2,683     $  7,804     $  5,161
   Distribution from Operating
     Partnership                          225,210        200,036      225,210      200,036
                                         --------       ---------    --------     --------
                                          229,313        202,719      233,014      205,197
                                         --------       ---------    --------     --------

EXPENSES:

   Professional fees                       31,927             --       31,927           --
   Other expenses                           1,073            134        1,073          134
                                         --------       ---------    --------     --------

      Total operating expenses             33,000            134       33,000          134
                                         --------       ---------    --------     --------

Net income                               $196,313       $202,585     $200,014     $203,063
                                         ========       =========    ========     ========

Net income per unit of limited
   partnership interest outstanding

   (590 units issued and outstanding)    $    331       $    340     $    335     $    344
                                         ========       ========     ========     ========



                            See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL

-------------------------------------------------------------------------------------------------------
                                                           Linnaeus-
                                                            Phoenix
For the Six Months Ended                 Winthrop          Associates         Investor        Total
June 30, 2000 and 1999                  Financial Co.,      Limited          Limited         Partners
(Unaudited)                                Inc.           Partnership        Partners         Capital
-------------------------------------------------------------------------------------------------------

Balance, December 31, 1998              $  (270,262)     $ (572,171)    $    1,202,447   $     360,014

Net income                                    1,025           1,025            203,013         205,063
                                         -----------     -----------     -------------    ------------

Balance, June 30, 1999                  $  (269,237)     $ (571,146)     $   1,405,460    $    565,077
                                        ============     ===========     =============    ============

Balance, December 31, 1999              $   (269,914)    $  (571,823)    $   1,275,071    $    433,334

Net income                                     1,000           1,000           198,014         200,014
                                        -------------    ------------    --------------    ------------

Balance, June 30, 2000                  $   (268,914)     $ (570,823)     $  1,473,085     $   633,348
                                        =============     ===========     ============     ===========



                            See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

For the Six Months Ended
June 30, 2000 and 1999 (Unaudited)                             2000        1999
------------------------------------------------------------ -------------------

Cash flow from operating activities:

  Net income                                               $ 200,014   $ 205,063
    Adjustments to reconcile net income to net cash
    provided by operating activities:
    (Increase) decrease in due from Operating Partnership    (30,000)    135,886
                                                           ----------  ---------
Net cash provided by operating activities                    170,014     340,949
                                                           ----------  ---------

Cash and cash equivalents at beginning of period             433,334     186,610
                                                           ----------  ---------
Cash and cash equivalents at end of period                 $ 603,348     527,559
                                                           ==========  =========

                            See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
June 30, 2000
(Unaudited)

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

3.       TAXABLE LOSS

The Partnership's taxable loss is not expected to differ from that for financial reporting purposes.

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

During the three months ended June 30, 2000 and June 30, 1999, the Operating Partnership did not make any distributions to the Partnership. A significant restructuring of the ownership and debt of the Operating Partnership was finalized in April 1995. As a result of this restructuring, the Partnership is entitled to receive an annual distribution from the Operating Partnership as a reimbursement of the Partnership's administrative expenses and professional fees up to an annual maximum of $30,000. In addition, the Operating Partnership distributes to the Partnership an amount equal to the amount of income allocated to the Partnership by the Operating Partnership in each year. It is not expected that the Operating Partnership will be able to make any distributions to the Partnership in excess of these amounts until the property is sold. However, due to the preferred return required to be paid to TKI Presidential Partners and the Department of Housing and Urban Development, it is likely that a sale of the property will not generate sufficient funds to permit a distribution to the Partnership. Accordingly, it is anticipated that limited partners will not receive a return of their original investment in the Partnership.

The Partnership's liquidity based on cash and cash equivalents increased by $170,014 to $603,348 at June 30, 2000 as compared to December 31, 1999. It is expected that so long as the Partnership's administrative expenses do not exceed $30,000 in any year, the Partnership's cash and cash equivalents will remain relatively constant until the Operating Partnership is liquidated.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
Results of Operations

The Partnership's net income for the three and six months ended June 30, 2000 was $196,313 and $200,014, respectively, compared to $202,585 and $205,063 for the comparable periods ended June 30, 1999. The decreases in net income are attributable to an increase in total expenses which more than offset an increase in total income. Income increased due primarily due to increased distributions from the Operating Partnership. In addition, interest income increased due to increased cash balances. The increase in expenses was due to increases in professional fees and other expenses.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

PART II - OTHER INFORMATION

Item 6.  Exhibit and reports on Form 8-K

No report on Form 8-K was required to be filed during the period

   a)   Exhibits
        Exhibit 27, Financial Data Schedule B filed as an Exhibit to this report

   b)   Reports on Form 8-K
        No reports on Form 8-K were required to be filed during the three months ended June 30, 2000

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

                                   PRESIDENTIAL ASSOCIATES I
                                   LIMITED PARTNERSHIP
                                   (Partnership)

                                    By:  Winthrop Financial Co., Inc.
                                         One of its General Partners

Date: August 11, 2000               By:  /s/ Thomas C. Staples
                                         ---------------------------------------
                                         Thomas C. Staples
                                         Chief Financial Officer

Date: August 11, 2000                By:  /s/ Michael L. Ashner
                                          --------------------------------------
                                          Michael L. Ashner
                                          Chief Executive Officer