Form 10QSB
period 2000-09-30
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2000-11-07
CIK 726666

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2000          Commission File Number 0-12210
                      ------------------                                 -------



                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                  ---------------------------------------------
        (exact name of small business issuer as specified in its charter)

           Maryland                                    04-2801764
--------------------------------          ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)



  Five Cambridge Center, Cambridge, MA                           02142
  ------------------------------------                       --------------
(Address of principle executive offices)                      (Zip Code)


Registrant's telephone number, including area code (617) 234-3000
                                                   ---------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                                                  YES              NO   X
                                                     ------           -----

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

PART 1 - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
BALANCE SHEETS

-------------------------------------------------------------------------------
                                                      September     December
                                                      30, 2000      31, 1999
                                                     (Unaudited)   (Audited)
-------------------------------------------------------------------------------

                    ASSETS

Assets
  Cash and cash equivalents                          $   271,665   $   433,334
                                                     -----------   -----------

Total assets                                         $   271,665   $   433,334
                                                     ===========   ===========


         LIABILITIES AND PARTNERS' CAPITAL

Liabilities and partners' capital
  Partners' capital                                  $   271,665   $   433,334
                                                     -----------   -----------

Total liabilities and partners' capital              $   271,665   $   433,334
                                                     ===========   ===========




                       See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS
(UNAUDITED)

                                                      For the Three Months      For the Nine Months Ended
                                                      Ended September 30,             September 30,
                                                        2000       1999            2000            1999
                                                     ---------   ---------      ----------      ---------
INCOME
  Interest                                           $   4,398   $   2,094      $   12,202      $   7,255
  Distribution from operating
    partnership                                            -           -           225,210        200,036
                                                     ---------   ---------      ----------      ---------

                                                         4,398       2,094         237,412        207,291
                                                     ---------   ---------      ----------      ---------

EXPENSES
  Professional fees                                     11,103         -            43,030            -
  Other expenses                                         9,087       6,231          10,160          6,365
                                                     ---------   ---------      ----------      ---------

  Total operating expenses                              20,190       6,231          53,190          6,365
                                                     ---------   ---------      ----------      ---------

Net income (loss)                                    $ (15,792)  $  (4,137)     $  184,222      $ 200,926
                                                     =========   =========      ==========      =========

Net income per unit of limited
  partnership interest outstanding                   $     (26)  $      (7)     $      309      $     337
                                                     =========   =========      ==========      =========
  (590 units issued and outstanding)




                       See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

--------------------------------------------------------------------------------------------------------------------------

                                                                Linnaeus-Phoenix         Investor              Total
For the Nine Months Ended September       Winthrop Financial   Associates Limited        Limited             Partners'
30, 2000 and 1999 (Unaudited)                  Co., Inc.          Partnership            Partners             Capital
--------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                   $  (269,914)         $  (571,823)        $  1,275,071         $   433,334

Net income                                           921                  921              182,380             184,222

Distributions                                     (1,750)              (1,750)            (346,502)           (350,002)

Contributions                                        -                    -                  4,111               4,111
                                             ------------         ------------        -------------        -----------

Balance, September 30, 2000                  $  (270,743)         $  (572,652)        $  1,115,060         $   271,665
                                             ============         ============        =============        ===========

Balance, December 31, 1998
                                                (270,262)            (572,171)           1,202,447             360,014

Net income                                         1,005                1,005              198,916             200,926

Distributions                                     (1,625)              (1,625)            (321,750)           (325,000)

Contributions                                        -                    -                  3,817               3,817
                                             ------------         ------------        -------------        -----------

Balance, September 30, 1999                  $  (270,882)         $  (572,791)        $  1,083,430         $   239,757
                                             ============         ============        =============        ===========



                       See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------
For the Nine Months Ended                                    2000        1999
September 30, 2000 and 1999 (Unaudited)
--------------------------------------------------------------------------------

Cash flow from operating activities:
  Net income                                              $ 184,222   $ 200,926
  Adjustments to reconcile net income to
    net cash provided by operating activities
      Decrease in due from operating partnership                -       173,404
                                                          ---------   ---------

Net cash provided by operating activities
                                                            184,222     374,330
                                                          ---------   ---------

Cash flows from financing activities:
  Partner distributions                                    (350,002)   (325,000)
  Contributions                                               4,111       3,817
                                                          ---------   ---------

Net cash used in financing activities                      (345,891)   (321,183)
                                                          ---------   ---------

Net increase (decrease) in cash and cash equivalents       (161,669)     53,147

Cash and cash equivalents at beginning of period            433,334     186,610
                                                          ---------   ---------

Cash and cash equivalents at end of period                $ 271,665   $ 239,757
                                                          =========   =========




                       See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
September 30, 2000
(Unaudited)


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

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters does not take into account the effects of any changes to the Partnership's business and results of operations. Accordingly, actual results could differ materially from those protected in the forward-looking statements as a result of a number of factors, including those identified herein.

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

During the nine months ended September 30, 2000 and September 30, 1999, the Operating Partnership made distributions to the Partnership of $225,210 and $200,036 on statement of cash flows, respectively. In addition, the Partnership is entitled to receive an annual distribution from the Operating Partnership as a reimbursement of the Partnership's administrative expenses and professional fees up to an annual maximum of $30,000.

The Partnership's liquidity based on cash and cash equivalents decreased to $271,665 at September 30, 2000 as compared to $433,334 at December 31, 1999. This decrease is the result of $345,891 of net cash used in financing activities exceeding $184,222 of cash provided by operating activities. Cash used in financing activities consisted of $350,002 of distributions to partners partially offset by $4,111 of contributions. Future distributions to limited partners are contingent upon the receipt by the Partnership of distributions from the Operating Partnership.

Results of Operations

The Partnership's net income (loss) for the three and nine months ended September 30, 2000 was ($15,792) and $184,222, respectively, compared to ($4,137) and $200,926 for the comparable periods ended September 1999. The decreases in net income are attributable to an increase in total expenses which more than offset an increase in total income. Total income increased for the nine month comparable period primarily as a result of increased distributions from the Operating Partnership. In addition, interest income increased for both the three and nine month comparable

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP


periods due to increased cash balances. The increase in expenses was due to increases in professional fees and other expenses.


PART II - OTHER INFORMATION


Item 6.  Exhibit and reports on Form 8-K
No report on Form 8-K was required to be filed during the period

         a)  Exhibits
             Exhibit 27, Financial Data Schedule filed as an Exhibit to this report

         b)  Reports on Form 8-K
             No reports on Form 8-K were required to be filed during the three months ended September 30, 2000

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


                                  PRESIDENTIAL ASSOCIATES I
                                  LIMITED PARTNERSHIP
                                  (Partnership)


                                  By:   Winthrop Financial Co., Inc.
                                        One of its General Partners

Date: November 1, 2000            By:   /s/ Thomas C. Staples
                                        ---------------------------------------

                                        Thomas C. Staples
                                        Chief Financial Officer

Date: November 1, 2000            By:   /s/ Michael L. Ashner
                                        ---------------------------------------

                                        Michael L. Ashner
                                        Chief Executive Officer