Form 10KSB
period 2000-12-31
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2001-05-10
CIK 726666

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                                                      Commission File
For the year ended December 31, 2000                  Number  0-12210
                   -----------------                          -------

                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

       Maryland                                          04-2801596
-----------------------                       ----------------------------------
(State of organization)                       (IRS Employer Identification No.)

5 Cambridge Center, Cambridge, Massachusetts                 02142
--------------------------------------------              -----------
  (Address of principal executive offices)                (Zip  Code)

Partnership's telephone number including area code:              (617) 234-3000
                                                                  --------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                 ----------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Partnership (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Partnership was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Partnership's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Partnership's revenues for its most recent fiscal year were $239,519.

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

Development

         The Partnership was initially capitalized with contributions totaling $300 from the General Partners. In September 1983, the Partnership completed a private offering of 590 units of limited partnership interest (the "Units") pursuant to Regulation D under the Securities Act of 1933. The Partnership raised $59,000,000 in capital contributions from 545 investor limited partners (the "Limited Partners"). Of the $59,000,000 raised, $697,380 was received upon the Limited Partners' admission to the Partnership, and the balance was paid in installments pursuant to the terms of promissory notes (the "Investor Notes") delivered to the Partnership by the Limited Partners. The last installment was due on January 15, 1990. As of March 1, 2000, $56,094 of this installment remains uncollected.

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

Restructuring of Operating Partnership

         After failing to meet its mortgage obligations, the mortgage loan on the Project was assigned by the lender to the Department of Housing and Urban Development ("HUD") which had insured the mortgage. The Operating Partnership and HUD entered into a written tentative Restructuring Agreement (the "Restructuring Agreement") in December 1991. The Restructuring Agreement, which was implemented on April 18, 1995 and was approved by a majority in interest of the limited partners of the Partnership, provided for the split of the then existing mortgage note into two new mortgage notes. This was designed to afford the Project achievable debt service obligations under the Restructuring Agreement. Both new mortgage notes mature on the same date as the original mortgage loan, September 1, 2028. HUD will, however, have the right to accelerate the obligations evidenced by the notes at any time after June 1, 2015. See "Refinancing of HUD Loan" below.

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

         In order to implement the Restructuring Agreement and raise the $13,000,000 of new equity, a third party investor, TKI Presidential Partners ("TKI"), was admitted to the Operating Partnership as a general partner. TKI agreed to contribute $14,000,000 over a six year period (as required by the Restructuring Agreement with HUD) in exchange for a 79% general partnership interest in the Operating Partnership, 79% of all future distributions by the Operating Partnership of operating cash flow, a preferential return of its capital contribution from the proceeds of a sale or refinancing, 79% of all additional proceeds of a sale or refinancing, 100% of all future tax losses of the Operating Partnership and effective control, through rights to approve or initiate certain actions, over all major business decisions affecting the Operating Partnership. As a result of TKI's investment, the Partnership's interest in the Operating Partnership was reduced from a 94.99% limited partnership interest to a 19.998% limited partnership interest and certain control rights over major business decisions of the Operating Partnership were transferred to TKI. As of December 31, 2000, TKI had funded $12,320.000 of its $14,000,000 obligation. Pursuant to the terms of the Partnership Agreement of the Operating Partnership, the Partnership is entitled to receive a distribution from the Operating Partnership to reimburse it for its administrative expenses and professional fees up to an annual maximum of $30,000. In addition, the Operating Partnership made distributions to the Partnership during 1998, 1999 and 2000 of $327,592, $434,876, and $225,210 respectively. However, due to TKI being entitled to a priority return, there can be no assurance that the Operating Partnership will be able to make additional distributions to the Partnership, if at all, until the property is sold. However, due to the preferred return to TKI and HUD, it is possible that a sale will not generate sufficient funds to permit a distribution to the Partnership. Accordingly, it is anticipated that limited partners will not receive a return of their original investment in the Partnership.

Refinancing of HUD Note

         On January 10, 2001, the Operating Partnership purchased the two mortgage notes from HUD by refinancing the Project with a new first mortgage loan secured by the Project with a third party lender. The new mortgage requires payments of interest only at a rate of 6.55% per annum and matures on February 1, 2011. The Operating Partnership will recognize an extraordinary gain for financial reporting purposes of $57,000,000. As a result of the refinancing, the regulatory agreements with HUD and the Restructuring Agreement were terminated.

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

         As of March 1, 2001, there were approximately 580 holders of 590 outstanding Units.

         The Partnership Agreement requires that Cash Flow (as defined therein) be distributed to the partners in specified proportions at reasonable intervals during the fiscal year and in any event no later than 60 days after the close of each fiscal year. There are no restrictions on the Partnership's present or future ability to make distributions of cash flow. For the years ended December 31, 1999 and 2000, the Partnership made distributions to its limited partners of approximately $321,750 ($545.34 per Unit) and $346,500 (587.29 per Unit)
respectively, and $1,625 and $ 1,750 to each of the General Partner and the special limited partner. See Item 6 "Management's Discussion and Analysis or Plan of Operation" for the Partnership's ability to make distributions in the future.

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

Liquidity and Capital Resources

         The Partnership's primary source of liquidity is distributions from the Operating Partnership. As a result of the restructuring, the Partnership is entitled to receive a distribution from the Operating Partnership to reimburse it for its administrative expenses and professional fees up to an annual maximum of $30,000 to cover these costs. During 2000, the Partnership received distributions totaling $225,210 from the Operating Partnership as compared to $434,876 in 1999. Due to TKI being entitled to a priority return from the Operating Partnership, there can be no assurance that the Operating Partnership will be able to continue to make distributions to the Partnership until the property is sold. Furthermore, due to the preferred return to TKI and HUD, it is possible that a sale will not generate sufficient funds to permit a distribution to the Partnership. Accordingly, it is anticipated that limited partners will not receive a return of their original investment in the Partnership. See "Item 1, Business-Restructuring of Operating Partnership."

         The Partnership's liquidity, based on its cash and cash equivalents, was $268,773 at December 31, 2000 as compared to $433,334 at December 31, 1999. This decrease was due to $350,000 of distributions to partners which more than offset $181,328 of cash provided by operating activities and $4,111 of contributions from investor limited partners.

Results of Operations

         The Partnership's net income for the year ended December 31, 2000 was $181,328 as compared to $394,503 for the year ended December 31, 1999. The decrease in net income is the result of a decrease in distributions from the Operating Partnership and an increase in expenses which was partially offset by a slight increase in interest income. Distributions from the Operating Partnership decreased to $225,210 in 2000 from $434,876 in 1999. Interest income increased slightly due to higher cash balances. Operating expenses increased from $49,503 in 1999 to $58,191 in 2000.

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

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Presidential Associates I Limited Partnership

         We have audited the accompanying balance sheets of Presidential Associates I Limited Partnership as of December 31, 2000 and 1999, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Presidential Associates I Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Reznick, Fedder & Silverman

Bethesda, Maryland
April 10, 2001

                  Presidential Associates I Limited Partnership

                                 BALANCE SHEETS

                           December 31, 2000 and 1999

                                     ASSETS

                                                                        2000             1999
                                                                      ---------       ---------
Cash and cash equivalents                                             $ 268,773       $ 433,334
                                                                      ---------       ---------
                                                                      $ 268,773       $ 433,334
                                                                      =========       =========

                LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

PARTNERS' EQUITY (DEFICIT)                                            $ 268,773       $ 433,334
                                                                      ---------       ---------
                                                                      $ 268,773       $ 433,334
                                                                      =========       =========


                       See notes to financial statements

                  Presidential Associates I Limited Partnership

                              STATEMENTS OF INCOME

                            Years ended December 31,


                                                                2000         1999
                                                             ---------    ---------
Expenses
Other                                                        $  58,191    $  49,503
                                                             ---------    ---------
                                                               (58,191)     (49,503)

Other income
  Distribution from operating partnership                      225,210      434,876
  Interest income                                               14,309        9,130
                                                             ---------    ---------
NET INCOME                                                   $ 181,328    $ 394,503
                                                             =========    =========

Units of investor limited partnership interest outstanding         590          590
                                                             =========    =========

Net income allocated to general partner                      $     907    $   1,973
                                                             =========    =========

Net income allocated to special limited partner              $     907    $   1,973
                                                             =========    =========

Net income allocated to investor limited partners            $ 179,514    $ 390,557
                                                             =========    =========

Net income per unit of investor limited partnership
  interest outstanding                                       $     304    $     662
                                                             =========    =========


                       See notes to financial statements

                  Presidential Associates I Limited Partnership

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                     Years ended December 31, 2000 and 1999

                                           General partner   Special limited partner
                                           ---------------   -----------------------
                                                                     Phoenix
                                              Winthrop              Associates
                                              Financial              Limited          Investor limited
                                            Company, Inc.          Partnership            partners            Total
                                            -------------          ------------       ----------------      --------
Partners' equity (deficit),
 December 31, 1998                          $  (270,262)           $  (572,171)         $ 1,202,447           360,014

Capital contributions                               100                   --                 64,023            64,123

Less capital contributions
 not yet received                                  (100)                  --                (60,206)          (60,306)

Distributions                                    (1,625)                (1,625)            (321,750)         (325,000)

Net income                                        1,973                  1,973              390,557           394,503
                                            -----------            -----------          -----------       -----------
Partners' equity (deficit),
 December 31, 1999                             (269,914)              (571,823)           1,275,071           433,334

Capital contributions                               100                   --                 60,206            60,306

Less capital contributions
 not yet received                                  (100)                  --                (56,095)          (56,195)

Distributions                                    (1,750)                (1,750)            (346,500)         (350,000)

Net income                                          907                    907              179,514           181,328
                                            -----------            -----------          -----------       -----------

Partners' equity (deficit),
 December 31, 2000                          $  (270,757)           $  (572,666)         $ 1,112,196       $   268,773
                                            ===========            ===========          ===========       ===========


                       See notes to financial statements

                  Presidential Associates I Limited Partnership

                            STATEMENTS OF CASH FLOWS

                            Years ended December 31,

                                                             2000        1999
                                                          ---------    ----------
Cash flows from operating activities
 Net income                                               $ 181,328    $ 394,503
 Adjustments to reconcile net income to net cash
 provided by operating activities
  (Increase) decrease in due from operating partnership        --        173,404
                                                          ---------    ---------
       Net cash provided by operating activities            181,328      567,907
                                                          ---------    ---------

Cash flows from financing activities
 Distributions to partners                                 (350,000)    (325,000)
 Contributions from investor limited partners                 4,111        3,817
                                                          ---------    ---------
       Net cash used in financing activities               (345,889)    (321,183)
                                                          ---------    ---------

       NET (DECREASE) INCREASE IN CASH
        AND CASH EQUIVALENTS                               (164,561)     246,724

Cash and cash equivalents, beginning                        433,334      186,610
                                                          ---------    ---------
Cash and cash equivalents, end                            $ 268,773    $ 433,334
                                                          =========    =========


                       See notes to financial statements

                  Presidential Associates I Limited Partnership

                           December 31, 2000 and 1999

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

    Cash Equivalents

    For the purposes of the statements of cash flows, the partnership considers all highly liquid financial instruments, which consist of a money market account and amounts invested under a repurchase agreement, purchased with maturities of three months or less, to be cash equivalents. The carrying amount approximates fair value because of the short maturity of these instruments.

                  Presidential Associates I Limited Partnership

                           December 31, 2000 and 1999


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

     On January 10, 2001, the operating partnership refinanced its existing mortgages into a first mortgage note which will result in an extraordinary gain of approximately $57 million on extinguishment of debt in 2001.

     The following is a summary of the financial position of the operating partnership at December 31, 2000 and 1999, and a summary of its results of operations for each of the two years in the period ended December 31, 2000, prepared in conformity with generally accepted accounting principles.

                                 BALANCE SHEETS

                                                                           2000            1999
                                                                       -------------    -------------
ASSETS
    Buildings, improvements and personal property, net
      of accumulated depreciation of $91,732,793 and
      $85,651,713                                                      $  61,314,580    $  66,963,889
    Land                                                                   7,798,111        7,798,111
    Other assets                                                          18,018,520       10,850,808
                                                                       -------------    -------------
         Total assets                                                  $  87,131,211    $  85,612,808
                                                                       =============    =============

LIABILITIES
    Mortgages payable, including deferred interest of
      $5,818,303 and $5,949,119, respectively                          $ 182,068,468    $ 187,123,225
    Other liabilities                                                     15,049,961        9,565,343
                                                                       -------------    -------------

                                                                         197,118,429      196,688,568
Partners' deficit                                                       (109,987,218)    (111,075,760)
                                                                       -------------    -------------
                                                                       $  87,131,211    $  85,612,808
                                                                       =============    =============

                  Presidential Associates I Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           December 31, 2000 and 1999




NOTE B - INVESTMENT IN OPERATING PARTNERSHIP (Continued)




                            STATEMENTS OF OPERATIONS

                                                2000               1999
                                            -----------        -----------
Revenue
    Rental                                  $32,323,658        $30,574,198
    Other                                     1,557,751          1,320,534
    Interest                                    310,098            240,602
                                            -----------        -----------
                                             34,191,507         32,135,334
                                            -----------        -----------

Expenses
    Operating expenses                       27,101,387         27,010,458
    Amortization                                 59,610             59,610
    Depreciation                              6,495,805          6,269,437
                                            -----------        -----------
                                             33,656,802         33,339,505
                                            -----------        -----------
        NET INCOME (LOSS)                   $   534,705        $(1,204,171)
                                            ===========        ===========



    The unrecognized portion of cumulative losses will be offset against the partnership's share of future income from Presidential Towers, Ltd. The cumulative unrecognized loss at December 31, 2000 and 1999 is $87,205,197 and $87,430,407, respectively.

NOTE C - RECONCILIATION OF NET INCOME

    The partnership's income for tax purposes for 1999 is the same as income for financial statement purposes.

    The partnership's income for tax purposes for 2000 is greater than its income for financial statement purposes by $299,970 to reflect distributions accrued from the operating partnership for tax purposes which are not recorded for financial statement purposes.

    In addition, there is no difference between buildings and improvements as recorded for tax purposes and financial statement purposes by the operating partnership for 2000 and 1999.

                  Presidential Associates I Limited Partnership

                           December 31, 2000 and 1999

NOTE C - RECONCILIATION OF NET INCOME (Continued)

    The difference between the investment in the operating partnership for tax purposes and financial statement purposes is due to the difference in the losses not recognized under the equity method of accounting which are recorded for income tax purposes. The balance of the investment in the operating partnership for tax purposes is $(83,990,156) at December 31, 2000 and 1999.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


         The Partnership has no officers or directors. Winthrop Financial manages and controls substantially all of the Partnership affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2001, names of the directors and executive officers of Winthrop Financial and the position held by each of them are as follows:

                                                                                                 Has Served as a
                                            Position Held with the                                 Director or
Name                                        Managing General Partner                              Officer Since
----                                        ------------------------                              --------------
Michael L. Ashner                           Chief Executive Officer and Director                       1-96

Thomas C. Staples                           Chief Financial Officer                                    1-99

Peter Braverman                             Executive Vice President and Director                      1-96

Patrick J. Foye                             Vice President - Residential and Director                 10-98

Carolyn Tiffany                             Chief Operating Officer and Clerk                         10-95


         Michael L. Ashner, age 48, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Thomas C. Staples, age 45, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

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

          Patrick J. Foye, age 43, has been Vice President-Residential and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of Apartment Investment and Management Company ("AIMCO") since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

          Carolyn Tiffany, age 34, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA from October 1995 to December 1997, at which time she became the Chief Operating Officer of WFA.

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

                                    PRESIDENTIAL ASSOCIATES I LIMITED
                                    PARTNERSHIP


                                    By: Winthrop Financial Co., Inc.,
                                        Managing General Partner

                                    By: /s/ Michael L. Ashner
                                        ------------------------------
                                        Michael Ashner
                                        Chief Executive Officer


                                    Date:  May 10, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Signature/Name                      Title                         Date
--------------                      -----                         ----

/s/ Michael L. Ashner               Chief Executive Officer       May 10, 2001
---------------------               and Director
Michael L. Ashner


/s/ Thomas Staples                  Chief Financial Officer       May 10, 2001
------------------
Thomas Staples


/s/ Peter Braverman                 Executive Vice President      May 10, 2001
-------------------                 and Director
Peter Braverman

                                  EXHIBIT INDEX

Exhibit No.                                                                                   Page
-----------                                                                                   ----
 3,4              Amended and Restate Limited Partnership Agreement and Certificate of         (1)
                  Amendment of Presidential Associates I Limited Partnership

  (b)             Amendment to Amended and Restated Limited Partnership Agreement              (3)
                  and Certificate of Limited Partnership of Presidential Associates
                  I Limited Partnership dated April 19, 1995

10(a)             Form of Investor Bond issued to the Partnership by Continental               (1)
                  Casualty Company

  (b)             Trust Agreement dated as of September 15, 1980 between the Operating         (1)
                  Partnership and LaSalle National Bank

  (c)             Letter of Credit and Reimbursement Agreement dated as of July 21, 1983       (1)
                  between the Operating Partnership and Citibank, N.A.

  (d)             Revolving Credit and Term Loan Agreement dated as of September 30,           (1)
                  1983 between the Partnership and Citibank, N.A.

  (e)             Regulatory Agreement for Multi-Family Housing project dated as of            (1)
                  July 1, 1983 between LaSalle National Bank, as Trustee, the Operating
                  Partnership, the General Partners and the Secretary of Housing and Urban
                  Development

  (f)             Building Loan Agreement dated as of July 1, 1983 between LaSalle             (1)
                  National Bank, as Trustee, and American National Bank & Trust
                  Company of Chicago, as Trustee for the City of Chicago

  (g)             Mortgage Note dated as of July 1, 1983 in the amount of $158,900,000         (1)
                  from LaSalle National Bank, as Trustee, to American National Bank &
                  Trust Company of Chicago, as Trustee

  (h)             Mortgage dated as of July 1, 1983 between LaSalle National Bank and          (1)
                  Trust Company of  Chicago, as Trustee

  (i)             Architectural Services Agreement dated as of July 1, 1983 between            (1)
                  LaSalle National Bank, as Trustee, and Solomon Cordwell Buenz &
                  Associates, Inc.





  (j)             Construction Contract dated as of July 21, 1983 between                      (1)
                  LaSalle National Bank, as Trustee, and James McHugh
                  Development Co.

  (k)             Management Agreement dated as of July 14, 1983 between the                   (1)
                  Operating Partnership and The Habitat Company

  (l)             Financing Agreement dated as of July 1, 1983 among the City of               (1)
                  Chicago, the Operating Partnership, LaSalle National Bank, as Trustee,
                  Madison-Canal Company, McHugh Levin Associates
                  Venture and American National Bank & Trust Company
                  of Chicago, as Trustee

  (m)             Security Agreement - (Chattel Mortgage) dated July 1, 1983                   (1)
                  between LaSalle National Bank, as Trustee, and American
                  National Bank & Trust Company of Chicago, as Trustee

  (n)             Commitment Letter dated March 22, 1983 of GNMA with                          (1)
                  respect to the Project

  (o)             Loan Agreement dated September 20, 1988 between Presidential                 (2)
                  Towers, Ltd. and American National Bank and Trust Company
                  of Chicago

  (p)             Third Amended and Restated Limited Partnership Agreement of                  (3)
                  Presidential Towers, Ltd., dated April 19, 1995

  (q)             Amended and Restated Substitute Mortgage Note, dated April 18, 1995          (3)
                  made by LaSalle National  Trust, N.A., as trustee, in favor of the
                  Secretary of Housing and Urban Development

  (r)             Third Modification to Mortgage, dated April 18, 1995, between                (3)
                  LaSalle National Trust, N.A., as Trustee the Secretary of Housing
                  and Urban Development

  (s)             Amendment to Regulatory Agreement for Multifamily Housing                    (3)
                  Projects, dated as of April 18, 1995, between LaSalle National Bank, as Trustee, and Presidential Towers, Ltd. and the Secretary of
                  Housing and Urban Development

  (t)             Restructuring Agreement, dated April 18, 1995, among LaSalle                 (3)
                  National Trust, as Trustee, Presidential Towers, Ltd. and the
                  Secretary of Housing and Urban Development.



(u)              Services Agreement, dated December 16, 1997, by and between First               (4)
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