Form 10QSB
period 2001-03-31
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2001-05-15
CIK 726666

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 2001              Commission File Number 0-12210
                      --------------                                     -------



                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
       -----------------------------------------------------------------
       (exact name of small business issuer as specified in its charter)



            Maryland                                     04-2801764
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



Five Cambridge Center, Cambridge, MA                          02142
----------------------------------------                    ----------
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


                                                      YES [ ]        NO [X]

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP



PART 1 - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
BALANCE SHEETS

--------------------------------------------------------------------------------------
                                                       March 31,       December 31,
                                                          2001             2000
                                                      (Unaudited)       (Audited)
--------------------------------------------------------------------------------------
                                   ASSETS

Assets
     Cash and cash equivalents                          $566,347        $268,773
     Other                                                 5,341               -
                                                        --------        --------

Total assets                                            $571,688        $268,773
                                                        ========        ========


                      LIABILITIES AND PARTNERS' CAPITAL

Liabilities and partners' capital
     Accounts payable                                   $      -        $      -
     Partners' capital                                   571,688         268,773
                                                        --------        --------

Total liabilities and partners' capital                 $571,688        $268,773
                                                        ========        ========














                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(UNAUDITED)

For the Three Months Ended March 31, 2001 and 2000
(Unaudited)

                                                       2001          2000
                                                    -----------------------
INCOME:
   Distribution from Operating Partnership          $299,970       $      -
   Interest                                            2,945          3,700
                                                    --------       --------

Net income:                                         $302,915       $  3,700
                                                    ========       ========

Net income per unit of limited
   partnership interest outstanding                 $   5.08       $   6.00
                                                    ========       ========




















                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL

----------------------------------------------------------------------------------------------
                                                 Linnaeus-
                                                 Phoenix
For the Three Months Ended       Winthrop        Associates       Investor         Total
March 31, 2001 and 2000       Financial Co.,      Limited          Limited       Partners'
(Unaudited)                        Inc.         Partnership       Partners         Capital
----------------------------------------------------------------------------------------------
Balance December 31, 2000      $ (270,757)      $ (572,666)      $1,112,196      $  268,773

Net income                          1,515            1,514          299,886         302,915
                               ----------       ----------       ----------      ----------

Balance, March 31, 2001          (269,242)        (571,152)       1,412,082      $  571,688
                               ==========       ==========       ==========      ==========


Balance December 31, 1999      $ (269,914)      $ (571,823)      $1,275,071      $  433,334

Net income                             19               19            3,662           3,700
                               ----------       ----------       ----------      ----------

Balance, March 31, 2000        $ (269,895)      $ (571,804)      $1,278,733      $  437,034
                               ==========       ==========       ==========      ==========







                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------

For the Three Months Ended
March 31, 2001 and 2000 (Unaudited)                           2001            2000
----------------------------------------------------------------------------------------
Cash flow from operating activities:
     Net income                                            $ 302,915       $   3,700
     Adjustments to reconcile net income to
         net cash used in operating activities:
           Increase in due from Operating Partnership              -         (17,323)
           Increase in other assets                           (5,341)              -
                                                           ---------       ---------

Net cash provided by (used in) operating activities          297,574         (13,623)
                                                           ---------       ---------

Net increase (decrease) in cash and cash equivalents         297,574         (13,623)

Cash and cash equivalents at beginning of period             268,773         433,334
                                                           ---------       ---------

Cash and cash equivalents at end of period                 $ 566,347       $ 419,711
                                                           =========       =========








                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
March 31, 2001
(Unaudited)



1.       ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include all adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 2001.


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


3.       TAXABLE LOSS

The Partnership's taxable income for 2001 is not expected to differ from that for financial reporting purposes.

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

During the three months ended March 31, 2001 and March 31, 2000, the Operating Partnership did not make any distributions to the Partnership. A significant restructuring of the ownership and debt of the Operating Partnership was finalized in April 1995. As a result of this restructuring, the Partnership is entitled to receive an annual distribution from the Operating Partnership as a reimbursement of the Partnership's administrative expenses and professional fees up to an annual maximum of $30,000. In addition, the Operating Partnership distributes to the Partnership an amount equal to the amount of income allocated to the Partnership by the Operating Partnership in each year. It is not expected that the Operating Partnership will be able to make any distributions to the Partnership from operations of the Operating Partnership in excess of these amounts until the property is sold. However, due to the preferred return required to be paid to TKI Presidential Partners and the Department of Housing and Urban Development, it is likely that a sale of the property may not generate sufficient funds to permit a distribution to the Partnership. On January 10, 2001, the Operating Partnership refinanced its existing mortgages into a first mortgage note which will result in an extraordinary gain for financial statement purposes of approximately $57 million on extinguishment of debt in 2001. Accordingly, it is anticipated that limited partners will not receive a return of their original investment in the Partnership.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The Partnership's liquidity based on cash and cash equivalents increased by $297,574 to $566,347 at March 31, 2001 as compared to December 31, 2000 as a result of a distribution received from the Operating Partnership. It is expected that so long as the Partnership's administrative expenses do not exceed $30,000 in any year, the Partnership's cash and cash equivalents will remain relatively constant until the Operating Partnership is liquidated.


Results of Operations

Net income increased by $299,215 for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 due to a distribution from the Operating Partnership as discussed above.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP


PART II - OTHER INFORMATION


Item 6.  Exhibit and reports on Form 8-K


         (a)  Exhibits
                    None


         (b)  Reports on Form 8-K
                    No reports on Form 8-K were filed during the three months ended March 31, 2001.

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

                            PRESIDENTIAL ASSOCIATES I
                            LIMITED PARTNERSHIP
                            (Partnership)

                            By: Winthrop Financial Co., Inc.
                                Managing General Partner


Date: May 14, 2001          By: /s/ Thomas C. Staples
                                --------------------------------
                                Thomas C. Staples
                                Chief Financial Officer

Date: May 14, 2001          By: /s/ Michael L. Ashner
                                --------------------------------
                                Michael L. Ashner
                                Chief Executive Officer