Form 10QSB
period 2001-06-30
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2001-08-09
CIK 726666

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 2001               Commission File Number 0-12210
                      -------------                                      -------



                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
        -----------------------------------------------------------------
        (exact name of small business issuer as specified in its charter)


               Maryland                                  04-2801764
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)



7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, MA             02114
------------------------------------------------------       -------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code (617) 570-4600
                                                   --------------

                    5 Cambridge Center, Cambridge, MA 02142
              ----------------------------------------------------
              (former name, former address and former fiscal year,
                         if changed since last report)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                          YES                   NO  X
                                             -----                -----

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

PART 1 - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
BALANCE SHEETS

-----------------------------------------------------------------------------------

                                                         June 30,     December 31,
                                                           2001           2000
                                                       (Unaudited)     (Audited)
-----------------------------------------------------------------------------------
                                    ASSETS

Assets
     Cash and cash equivalents                          $1,625,452     $268,773
     Other                                                  29,079            -
                                                        ----------     --------

Total assets                                            $1,654,531     $268,773
                                                        ==========     ========


                      LIABILITIES AND PARTNERS' CAPITAL

Liabilities and partners' capital
     Accounts payable                                   $        -     $      -
     Partners' capital                                   1,654,531      268,773
                                                        ----------     --------

Total liabilities and partners' capital                 $1,654,531     $268,773
                                                        ==========     ========











                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS
(UNAUDITED)

                                          For the three months ended   For the six months ended
                                                   June 30,                    June 30,

INCOME:                                        2001        2000             2001       2000
-----------------------------------------------------------------------------------------------
    Distribution from Operating
       Partnership                          $1,077,148   $225,210       $1,377,118   $225,210
    Interest                                     5,695      4,103            8,640      7,804
                                            ----------   --------       ----------   --------

                                             1,082,843    229,313        1,385,758    233,014
                                            ----------   --------       ----------   --------

EXPENSES

    Professional fees                       $        -   $ 31,927       $        -   $ 31,927
    Other expenses                                   -      1,073                -      1,073
                                            ----------   --------       ----------   --------

                                                     0     33,000                0     33,000
                                            ----------   --------       ----------   --------

    Net income                              $1,082,843   $196,313       $1,385,758   $200,014
                                            ==========   ========       ==========   ========

Net income per unit of limited
partnership interest outstanding
(590 units issued and outstanding)          $    1,817   $    329       $    2,325   $    335
                                            ==========   ========       ==========   ========
















                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

----------------------------------------------------------------------------------------------------------

                                                   Linnaeus- Phoenix
For the Six Months Ended            Winthrop           Associates                                 Total
June 30, 2001 and 2000           Financial Co.,         Limited          Investor Limited       Partners'
(Unaudited)                           Inc.            Partnership            Partners            Capital
----------------------------------------------------------------------------------------------------------
Balance December 31, 2000          $ (270,757)          $ (572,666)          $1,112,196        $  268,773

Net income                              6,929                6,929            1,371,900         1,385,758
                                   ----------           ----------           ----------        ----------

Balance, June 30, 2001               (263,828)            (565,737)           2,484,096        $1,654,531
                                   ==========           ==========           ==========        ==========


Balance December 31, 1999          $ (269,914)          $ (571,823)          $1,275,071        $  433,334

Net income                              1,000                1,000              198,014           200,014
                                   ----------           ----------           ----------        ----------

Balance, June 30, 2000             $ (268,914)          $ (570,823)          $1,473,085        $  633,348
                                   ==========           ==========           ==========        ==========












                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------

For the Six Months Ended
June 30, 2001 and 2000 (Unaudited)                            2001          2000
------------------------------------------------------------------------------------
Cash flow from operating activities:
     Net income                                           $1,385,758      $200,014
     Adjustments to reconcile net income to
         net cash used in operating activities:
           Increase in due from Operating Partnership              -       (30,000)
           Increase in other assets                          (29,079)            -
                                                          ----------      --------

Net cash provided by (used in) operating activities        1,356,679       170,014
                                                          ----------      --------

Net increase in cash and cash equivalents                  1,356,679       170,014

Cash and cash equivalents at beginning of period             268,773       433,334
                                                          ----------      --------

Cash and cash equivalents at end of period                $1,625,452      $603,348
                                                          ==========      ========















                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)


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

During the six months ended June 30, 2001 and 2000, the Operating Partnership made distributions to the Partnership of $1,077,148 and $225,210, respectively. In addition, the Partnership is entitled to receive an annual distribution from the Operating Partnership as a reimbursement of the Partnership's administrative expenses and professional fees up to an annual maximum of $30,000. At June 30, 2001, the Partnership's expenses did not exceed the maximum reimbursement of $30,000. At June 30, 2000, the Partnership's expenses exceeded the maximum reimbursement by $33,000. In addition, the Operating Partnership distributes to the Partnership an amount equal to the amount of income allocated to the Partnership by the Operating Partnership in each year. On January 10, 2001, the Operating Partnership refinanced its existing mortgages into a first mortgage note that will result in an extraordinary gain for financial statement purposes of approximately $57 million on extinguishment of debt in 2001. As a result of the refinancing, the priority return to TKI Presidential Towers was satisfied and the Operating Partnership had sufficient proceeds to make a $1,077,148 distribution to the Partnership. Future distributions will be subject to the Operating Partnership's operations and the ultimate sale or further refinancings of the property.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The Partnership's liquidity based on cash and cash equivalents increased by $1,356,679 to $1,625,452 at June 30, 2001 as compared to December 31, 2000 as a result of a distribution received from the Operating Partnership. It is anticipated that a portion of the Partnership's cash reserves will be distributed to its partners during the third quarter of 2001.


Results of Operations
---------------------

Net income increased by $1,185,744 for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 due to a larger distribution from the Operating Partnership as discussed above.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP


PART II - OTHER INFORMATION
---------------------------


Item 6.  Exhibit and reports on Form 8-K

         (a)  Exhibits

                None

         (b)  Reports on Form 8-K

                No reports on Form 8-K were filed during the three months ended June 30, 2001.

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


                                  PRESIDENTIAL ASSOCIATES I
                                  LIMITED PARTNERSHIP
                                  (Partnership)

                                  By: Winthrop Financial Co., Inc.
                                  Managing General Partner


Date: August 8, 2001              By: /s/ Thomas C. Staples
                                     ------------------------
                                     Thomas C. Staples
                                     Chief Financial Officer


Date: August 8, 2001              By: /s/ Michael L. Ashner
                                     -----------------------
                                     Michael L. Ashner
                                     Chief Executive Officer