Form 10QSB
period 2001-09-30
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2001-11-07
CIK 726666

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 2001          Commission File Number 0-12210
                      ------------------                                 -------



                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                  ---------------------------------------------
        (exact name of small business issuer as specified in its charter)


             Maryland                                     04-2801764
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, MA               02114
------------------------------------------------------        ------------------
(Address of principal executive offices)                          (Zip Code)



Registrant's telephone number, including area code (617) 570-4600
                                                   --------------


      ---------------------------------------------------------------------
      (former name, former address and former fiscal year, if changed since last report)



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
BALANCE SHEETS

-------------------------------------------------------------------------------

                                                September 30,     December 31,
                                                     2001             2000
                                                 (Unaudited)       (Audited)
-------------------------------------------------------------------------------

                                     ASSETS

Assets
     Cash and cash equivalents                    $1,627,343       $268,773
     Other                                            30,000              -
                                                  ----------       --------

Total assets                                      $1,657,343       $268,773
                                                  ==========       ========


                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities and partners' capital
     Accounts payable                             $        -       $      -
     Partners' capital                             1,657,343        268,773
                                                  ----------       --------

Total liabilities and partners' capital           $1,657,343       $268,773
                                                  ==========       ========













                       See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS
(UNAUDITED)

                                               For the three months ended              For the nine months ended
                                                      September 30,                          September 30,

INCOME:                                         2001                2000                2001               2000
-----------------------------------------------------------------------------------------------------------------------
    Distribution from Operating
       Partnership                            $        -         $        -          $1,377,118         $  225,210
    Interest                                      11,021              4,398              19,661             12,202
                                              ----------         ----------          ----------         ----------

                                                  11,021              4,398           1,396,779            237,412
                                              ----------         ----------          ----------         ----------

EXPENSES

    Professional fees                              8,158             11,103               8,158             43,030
    Other expenses                                    51              9,087                  51             10,160
                                              ----------         ----------          ----------         ----------

                                                   8,209             20,190               8,209             53,190
                                              ----------         ----------          ----------         ----------

    Net income                                $    2,812         $  (15,792)         $1,388,570         $  184,222
                                              ==========         ==========          ==========         ==========

Net income per unit of limited
partnership interest outstanding (590
units issued and outstanding)                 $        5         $      (26)         $    2,330         $      309
                                              ==========         ==========          ==========         ==========





                       See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL

-----------------------------------------------------------------------------------------------------------------
                                                                Linnaeus-
                                                                 Phoenix
For the Nine Months Ended                    Winthrop           Associates        Investor             Total
September 30, 2001 and 2000               Financial Co.,         Limited           Limited           Partners'
(Unaudited)                                    Inc.            Partnership        Partners            Capital
-----------------------------------------------------------------------------------------------------------------
Balance December 31, 2000                 $  (270,757)        $  (572,666)       $ 1,112,196        $   268,773

Net income                                      6,943               6,943          1,374,684          1,388,570
                                          -----------         -----------        -----------        -----------

Balance, September 30, 2001               $  (263,814)        $  (565,723)       $ 2,486,880        $ 1,657,343
                                          ===========         ===========        ===========        ===========


Balance December 31, 1999                 $  (269,914)        $  (571,823)       $ 1,275,071        $   433,334

Net income                                        921                 921            182,380            184,222

Distributions                                  (1,750)             (1,750)          (346,502)          (350,002)

Contributions                                       -                   -              4,111              4,111
                                          -----------         -----------        -----------        -----------

Balance, September 30, 2000               $  (270,743)        $  (572,652)       $ 1,115,060        $   271,665
                                          ===========         ===========        ===========        ===========






                       See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------

For the Nine Months Ended
September 30, 2001 and 2000 (Unaudited)                                2001             2000
-------------------------------------------------------------------------------------------------
Cash flow from operating activities:
     Net income                                                   $ 1,388,570       $  184,222
     Adjustments to reconcile net income to
         net cash provided by operating activities:
           Increase in other assets                                   (30,000)               -
                                                                  -----------       ----------

Net cash provided by operating activities                           1,358,570          184,222
                                                                  -----------       ----------

Cash flows from financing activities
     Partner distributions                                                  -         (350,002)
     Contributions                                                          -            4,111
                                                                  -----------       ----------

Net cash used in financing activities                                       -         (345,891)
                                                                  -----------       ----------

Net increase (decrease) in cash and cash equivalents                1,358,570         (161,669)

Cash and cash equivalents at beginning of period                      268,773          433,334
                                                                  -----------       ----------

Cash and cash equivalents at end of period                        $ 1,627,343       $  271,665
                                                                  ===========       ==========






                       See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)


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

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.). The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

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

During the nine months ended September 30, 2001 and 2000, the Operating Partnership made distributions to the Partnership of $1,077,148 and $225,210, respectively. In addition, the Partnership is entitled to receive an annual distribution from the Operating Partnership as a reimbursement of the Partnership's administrative expenses and professional fees up to an annual maximum of $30,000. At September 30, 2001 and 2000, the Partnership's expenses exceeded the maximum reimbursement by $8,209 and $53,190, respectively. In addition, the Operating Partnership distributes to the Partnership an amount equal to the amount of income allocated to the Partnership by the Operating Partnership in each year. On January 10, 2001, the Operating Partnership refinanced its existing mortgages into a first mortgage note which will result in an extraordinary gain for financial statement purposes of approximately $57 million on extinguishment of debt in 2001. As a result of the refinancing and cash flow from operations, the priority return to TKI Presidential Towers was satisfied and the Operating Partnership had sufficient proceeds to make a $1,077,148 distribution to the Partnership. Future distributions will be subject to the Operating Partnership's operations and the ultimate sale or further refinancings of the property.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



The Partnership's liquidity based on cash and cash equivalents increased by $1,358,570 to $1,627,343 at September 30, 2001 as compared to December 31, 2000 as a result of a distribution received from the Operating Partnership. It is anticipated that a portion of the Partnership's cash reserves will be distributed to its partners during the fourth quarter of 2001.


Results of Operations

Net income increased by $1,204,348 for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 due to a larger distribution from the Operating Partnership as discussed above and a decrease in professional fees and other expenses.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP


PART II - OTHER INFORMATION


Item 6.  Exhibit and reports on Form 8-K

         (a)  Exhibits

                 None

         (b)  Reports on Form 8-K

                 No reports on Form 8-K were filed during the three months
              ended September 30, 2001.

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


                                       PRESIDENTIAL ASSOCIATES I
                                       LIMITED PARTNERSHIP
                                       (Partnership)

                                       By: Winthrop Financial Co., Inc.
                                       Managing General Partner

Date: November 5, 2001                 By: /s/ Thomas C. Staples
                                           ------------------------
                                           Thomas C. Staples
                                           Chief Financial Officer

Date: November 5, 2001                 By: /s/ Michael L. Ashner
                                           -----------------------
                                           Michael L. Ashner
                                           Chief Executive Officer