Form 10KSB
period 2001-12-31
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2002-05-29
CIK 726666

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                                                              Commission File
For the year ended December 31, 2001                          Number  0-12210


                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


       Maryland                                       04-2801596
-----------------------                   -------------------------------
(State of organization)                  (IRS Employer Identification No.)

7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts       02114
-----------------------------------------------------------------    --------
(Address of principal executive offices)                             (Zip  Code)

Partnership's telephone number including area code:               (617) 570-4600
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Partnership's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Partnership's revenues for its most recent fiscal year were $2,205,319.

No market exists for the limited partnership interests of the Partnership, and, therefore, no aggregate market value can be computed.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.           Description of Business.
                  -----------------------

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

Development

         The Partnership was initially capitalized with contributions totaling $300 from the General Partners. In September 1983, the Partnership completed a private offering of 590 units of limited partnership interest (the "Units") pursuant to Regulation D under the Securities Act of 1933. The Partnership raised $59,000,000 in capital contributions from 545 investor limited partners (the "Limited Partners"). Of the $59,000,000 raised, $697,380 was received upon the Limited Partners' admission to the Partnership, and the balance was paid in installments pursuant to the terms of promissory notes (the "Investor Notes") delivered to the Partnership by the Limited Partners. The last installment was due on January 15, 1990. As of March 1, 2002, $46,533 of this installment remains uncollected.

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

Restructuring of Operating Partnership

         After failing to meet its mortgage obligations, the mortgage loan on the Project was assigned by the lender to the Department of Housing and Urban Development ("HUD") which had insured the mortgage. The Operating Partnership and HUD entered into a written tentative Restructuring Agreement (the "Restructuring Agreement") in December 1991. The Restructuring Agreement, which was implemented on April 18, 1995 and was approved by a majority in interest of the limited partners of the Partnership, provided for the split of the then existing mortgage note into two new mortgage notes. This was designed to afford the Project achievable debt service obligations under the Restructuring Agreement. Both new mortgage notes were to mature on the same date as the original mortgage loan, September 1, 2028. HUD, however, had the right to accelerate the obligations evidenced by the notes at any time after June 1, 2015. This loan was subsequently refinanced in January 2001. See "Refinancing of HUD Loan" below.

         Each of the notes was prepayable in whole or in part at any time without penalty. The first mortgage note, in the original principal amount of $127,000,000, bore interest at an annual rate of 8.1%. All accrued and unpaid interest was to be compounded annually at the rate of 8.1%. The first mortgage note consisted of two tiers. The first tier, in the principal amount of $71,000,000, was to be repaid through level monthly payments which amortizes the debt over the remaining loan term. A service charge payable to HUD in the amount of 0.5% per annum of the then outstanding principal mortgage balance was payable monthly. The secondary tier note was in the amount of $56,000,000. The secondary tier required semi-annual payments of principal and interest in an amount equal to 80% of the Project's net cash flow; provided, however, that commencing on the tenth anniversary of the closing (June 1, 2005), the semi-annual payments were to be in an amount equal to the greater of (i) 80% of the Project's net cash flow or (ii) a fixed minimum payment of $164,025 that increased each year between the eleventh year and twentieth year after closing. The Operating Partnership made payments aggregating $1,300,000 on account of the secondary tier during 1998. The annual HUD 0.5% service charge accrues on the then outstanding principal amount of the second tier and will be due only upon prepayment in full of the first mortgage note or maturity of the first mortgage note. In addition, the Operating Partnership was obligated to reduce the secondary tier's principal by a total of $10,000,000 over a six year period expiring June 1, 2001. This $10,000,000 obligation had been funded as described below.

         The original principal amount of the second mortgage note was $63,001,421. The second mortgage note bore no interest and was payable from available proceeds from a sale or refinancing of the Project. While the new second mortgage note bore no interest, after payment in full of the principal amount of the second mortgage note from the proceeds of a sale or refinancing of the Project, 40% of all additional sale or refinancing proceeds were to be paid to HUD until HUD received $20,000,000 in excess of the principal amount of the second mortgage note. HUD had the right to call this second note at any time on or after June 1, 2015. The

Restructuring Agreement also required the Operating Partnership to establish a deficit escrow account of $3,000,000 over a six year period from sources other than the operating revenues of the Project to provide additional collateral security for the mortgages. The two capital requirements described above (the $10,000,000 reduction to the first mortgage note's second tier and the $3,000,000 deficit escrow account) necessitated raising $13,000,000 of new equity (available over six years, as required).

         In order to implement the Restructuring Agreement and raise the $13,000,000 of new equity, a third party investor, TKI Presidential Partners ("TKI"), was admitted to the Operating Partnership as a general partner. TKI agreed to contribute $14,000,000 over a six year period (as required by the Restructuring Agreement with HUD) in exchange for a 79% general partnership interest in the Operating Partnership, 79% of all future distributions by the Operating Partnership of operating cash flow, a preferential return of its capital contribution from the proceeds of a sale or refinancing, 79% of all additional proceeds of a sale or refinancing, 100% of all future tax losses of the Operating Partnership and effective control, through rights to approve or initiate certain actions, over all major business decisions affecting the Operating Partnership. As a result of TKI's investment, the Partnership's interest in the Operating Partnership was reduced from a 94.99% limited partnership interest to a 19.998% limited partnership interest and certain control rights over major business decisions of the Operating Partnership were transferred to TKI. As of December 31, 2001, TKI had funded all of its $14,000,000 obligation. Pursuant to the terms of the Partnership Agreement of the Operating Partnership, the Partnership is entitled to receive a distribution from the Operating Partnership to reimburse it for its administrative expenses and professional fees up to an annual maximum of $30,000. In addition, the Operating Partnership made distributions to the Partnership during 2000 and 2001 of $225,210 and $2,177,038 respectively.

Refinancing of HUD Note

         On January 10, 2001, the Operating Partnership purchased the two mortgage notes from HUD by refinancing the Project with a new first mortgage loan secured by the Project with a third party lender. The new mortgage requires payments of interest only at a rate of 6.55% per annum and matures on February 1, 2011. The Operating Partnership will recognize an extraordinary gain for financial reporting purposes of $60,312,097. As a result of the refinancing, the regulatory agreements with HUD and the Restructuring Agreement were terminated. As a result of this refinancing, TKI's priority return was satisfied and the preferred return due HUD was extinguished. Accordingly, depending on the property's operating results, it is expected that the Partnership will receive annual distributions from the Operating Partnership.

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

         As of March 1, 2002, there were approximately 596 holders of 590 outstanding Units.

         The Partnership Agreement requires that Cash Flow (as defined therein) be distributed to the partners in specified proportions at reasonable intervals during the fiscal year and in any event no later than 60 days after the close of each fiscal year. There are no restrictions on the Partnership's present or future ability to make distributions of cash flow. For the years ended December 31, 2000 and 2001, the Partnership made distributions to its limited partners of approximately $346,500 ($587.29 per Unit) and $815,590 ($1,382.36 per Unit)
respectively, and $1,750 and $4,119 to each of the General Partner and the special limited partner. See Item 6 "Management's Discussion and Analysis or Plan of Operation" for the Partnership's ability to make distributions in the future.

         On November 30, 2001, Equity Resource Lexington Fund Limited Partnership ("Equity Resource") made a tender offer to purchase up to 200 Units at a purchase price of $5,000 per Unit, pursuant to the terms and conditions of an Offer to Purchase dated November 30, 2001, and the related Letter of Transmittal (together, the "Equity Resource Offer"). It is possible that additional tender offers may be made for Units in the future. However, tender offers for Units are generally made with a view towards making a profit and are at prices below the perceived per unit liquidation value of the Partnership.

         Further, over the past few years many companies have begun making "mini-tenders" (offers to purchase an aggregate of less than 5% of the total outstanding units) for limited partnership interests in the Partnership. Pursuant to the rules of the Securities and Exchange Commission, when a tender offer is commenced for Units the Partnership is required to provide limited partners with a statement setting forth whether it believes limited partners should tender or whether it is remaining neutral with respect to the offer. Unfortunately, the rules of the Securities and Exchange Commission do not require that the bidders in certain tender offers provide the Partnership with a copy of their offer. As a result, the General Partners often do not become aware of such offers until shortly before they are scheduled to expire or even after they have expired. Accordingly, the General Partners do not have sufficient time to advise you of its position on the tender. In this regard, please be advised that pursuant to the discretionary right granted to the General Partners of your partnership in the Partnership Agreement to reject any transfers of units, the General Partners will not permit the transfer of any Unit in connection with a tender offer unless: (i) the Partnership is provided with a copy of the bidder's offering materials, including amendments thereto, simultaneously with their distribution to the limited partners; (ii) the offer provides for withdrawal rights at any time prior to the expiration date of the offer and, if payment is not made by the bidder within 60 days of the date of the offer, after such 60 day period; and (iii) the offer must be open for at least 20 business days and, if a material change is made to the offer, for at least 10 business days following such change.


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

Liquidity and Capital Resources

         The Partnership's primary source of liquidity is distributions from the Operating Partnership. As a result of the restructuring, the Partnership is entitled to receive a distribution from the Operating Partnership to reimburse it for its administrative expenses and professional fees up to an annual maximum of $30,000 to cover these costs. During 2001, the Partnership received distributions totaling $2,177,038 from the Operating Partnership as compared to $225,210 in 2000. On January 10, 2001, the Operating Partnership purchased the two mortgage notes from HUD by refinancing the Project with a new first mortgage loan secured by the Project with a third party lender. The new mortgage requires payments of interest only at a rate of 6.55% per annum and matures on February 1, 2011. The Operating Partnership will recognize an extraordinary gain for financial reporting purposes of $60,312,097. As a result of the refinancing, the regulatory agreements with HUD and the Restructuring Agreement were terminated. As a result of this refinancing, TKI's priority return was satisfied and the preferred return due HUD was extinguished. Accordingly, depending on the property's operating results, it is expected that the Partnership will receive annual distributions from the Operating Partnership.

         The Partnership's liquidity, based on its cash and cash equivalents, was $1,645,551 at December 31, 2001 as compared to $268,773 at December 31, 2000. This increase was due to $2,191,044 of cash provided by operating activities which was partially offset by $814,266 of cash used in financing activities. Cash used in financing activities consisted of $832,828 of distributions to partners which was slightly offset by $9,562 of contributions from investor limited partners.

         The Partnership's liquid assets currently thought to be sufficient for any near-term needs of the Partnership

Results of Operations

         The Partnership's net income for the year ended December 31, 2001 was $2,191,044 as compared to $181,328 for the year ended December 31, 2000. This increase was due to a decrease in expenses of $43,916 and an increase in other income of $1,965,800. Expenses decreased due to a reduction in legal and administrative expenses. The increase in other income was due to an increase in distributions from the Operating Partnership of $1,951,828 and interest income of $13,972. The increase in interest income is attributable to an increase in the Partnership's cash balance.

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

                                AUDITORS' REPORT


To the Partners
Presidential Associates I Limited Partnership

         We have audited the accompanying balance sheets of Presidential Associates I Limited Partnership as of December 31, 2001 and 2000, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Presidential Associates I Limited Partnership as of December 31, 2001 and 2000, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman


Bethesda, Maryland
    April 9, 2002

                  Presidential Associates I Limited Partnership

                                 BALANCE SHEETS

                           December 31, 2001 and 2000


                                     ASSETS

                                                   2001           2000
                                                ----------     ----------

Cash and cash equivalents                       $1,645,551     $  268,773
                                                ----------     ----------

                                                $1,645,551     $  268,773
                                                ==========     ==========


                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)


PARTNERS' EQUITY (DEFICIT)                     $1,645,551     $  268,773
                                               ----------     ----------

                                               $1,645,551     $  268,773
                                               ==========     ==========



                       See notes to financial statements

                  Presidential Associates I Limited Partnership

                              STATEMENTS OF INCOME

                            Years ended December 31,



                                                                   2001             2000
                                                               -----------      -----------

Expenses
  Other                                                        $    14,275      $    58,191
                                                               -----------      -----------

                                                                   (14,275)         (58,191)

Other income
  Distribution from operating partnership                        2,177,038          225,210
  Interest income                                                   28,281           14,309
                                                               -----------      -----------

  NET INCOME                                                   $ 2,191,044      $   181,328
                                                               ===========      ===========

Units of investor limited partnership interest outstanding             590              590
                                                               ===========      ===========

Net income allocated to general partner                        $    10,955      $       907
                                                               ===========      ===========

Net income allocated to special limited partner                $    10,955      $       907
                                                               ===========      ===========

Net income allocated to investor limited partners              $ 2,169,134      $   179,514
                                                               ===========      ===========

Net income per unit of investor limited partnership
interest outstanding                                           $     3,676      $       304
                                                               ===========      ===========


                       See notes to financial statements

                  Presidential Associates I Limited Partnership

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                     Years ended December 31, 2001 and 2000

                                                      Special limited
                                 General partner         partner
                                 ---------------      ---------------
                                                        Phoenix
                                   WIthrop             Associates           Investor
                                   Financial             Limited            limited
                                 Company, Inc.         Partnership          partners             Total
                                 ---------------       -----------         -----------         -----------

Partners' equity (deficit),
  December 31, 1999                $  (269,914)        $  (571,823)        $ 1,275,071         $   433,334

Capital contributions                      100                --                60,206              60,306

Less capital contributions
  not yet received                        (100)               --               (56,095)            (56,195)

Distributions                           (1,750)             (1,750)           (346,500)           (350,000)

Net income                                 907                 907             179,514             181,328
                                   -----------         -----------         -----------         -----------

Partners' equity (deficit),
  December 31, 2000                   (270,757)           (572,666)          1,112,196             268,773

Capital contributions                      100                --                56,095              56,195

Less capital contributions
  not yet received                        (100)               --               (46,533)            (46,633)

Distributions                           (4,119)             (4,119)           (815,590)           (823,828)

Net income                              10,955              10,955           2,169,134           2,191,044
                                   -----------         -----------         -----------         -----------

Partners' equity (deficit),
  December 31, 2001                $  (263,921)        $  (565,830)        $ 2,475,302         $ 1,645,551
                                   ===========         ===========         ===========         ===========



                        See notes to financial statements

                 Presidential Associates I Limited Partnership

                            STATEMENTS OF CASH FLOWS

                            Years ended December 31,


                                                       2001            2000
                                                    -----------    -----------


Cash flows from operating activities
  Net income                                        $ 2,191,044    $   181,328
                                                    -----------    -----------

  Net cash provided by operating activities           2,191,044        181,328
                                                    -----------    -----------

Cash flows from financing activities
  Distributions to partners                            (823,828)      (350,000)
  Contributions from investor limited partners            9,562          4,111
                                                    -----------    -----------

  Net cash used in financing activities                (814,266)      (345,889)
                                                    -----------    -----------

  NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                1,376,778       (164,561)

Cash and cash equivalents, beginning                    268,773        433,334
                                                    -----------    -----------

Cash and cash equivalents, end                      $ 1,645,551    $   268,773
                                                    ===========    ===========

                        See notes to financial statements

                  Presidential Associates I Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           December 31, 2001 and 2000


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The partnership was organized under laws of the State of Maryland on July 1, 1983 to acquire a limited partnership interest in Presidential Towers, Ltd. (the "operating partnership").

    Use of Estimates
    ----------------

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    Investment in the Operating Partnership
    ---------------------------------------

    The investment in the operating partnership is reported using the equity method of accounting, under which the initial investment is recorded at cost, increased or decreased by the partnership's share of income or losses, and decreased by distributions. The investment cannot be reduced below zero.

    Federal and State Income Taxes
    ------------------------------

    No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

    Cash Equivalents
    ----------------

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

NOTE B - INVESTMENT IN OPERATING PARTNERSHIP

    The partnership held a 94.99% interest in the operating partnership which constructed, owns and operates four 49-story residential and commercial towers in Chicago, Illinois. During 1995, the partnership agreed to the restructuring of the operating partnership which included the admission of an additional general partner and an amendment to the operating

                  Presidential Associates I Limited Partnership

                           December 31, 2001 and 2000


NOTE B - INVESTMENT IN OPERATING PARTNERSHIP (Continued)

    partnership's partnership agreement. The amendment resulted in the partnership's interest in the operating partnership being reduced to 19.998%. Further, all losses from the operating partnership are allocated to the new general partner.

    On January 10, 2001, the operating partnership refinanced its existing mortgages into a first mortgage note which resulted in an extraordinary gain of $60,312,097 on extinguishment of debt in 2001.

    The following is a summary of the financial position of the operating partnership at December 31, 2001 and 2000, and a summary of its results of operations for the years ended December 31, 2001 and 2000, prepared in conformity with accounting principles generally accepted in the United States of America.

                                 BALANCE SHEETS

                                                                                    2001             2000
                                                                                -------------    -------------
   ASSETS
       Buildings, improvements and personal property, net of
           accumulated depreciation of $97,645,080 and $91,732,793,
           respectively                                                         $  55,583,701    $  61,314,580
       Land                                                                         7,798,111        7,798,111
       Other assets                                                                 7,453,713       18,018,520
                                                                                -------------    -------------

       Total assets                                                             $  70,835,525    $  87,131,211
                                                                                =============    =============

LIABILITIES
    Mortgages payable, including deferred interest of $0 and
        $5,818,303, respectively                                                $  133,000,000   $ 182,068,468
    Other liabilities                                                                8,157,690      15,049,961
                                                                                --------------   -------------

Partners' deficit                                                                  141,157,690     197,118,429
                                                                                   (70,322,165)   (109,987,218)
                                                                                --------------   -------------
                                                                                $   70,835,525   $  87,131,211
                                                                                ==============   =============

                  Presidential Associates I Limited Partnership

                           December 31, 2001 and 2000



NOTE B - INVESTMENT IN OPERATING PARTNERSHIP (Continued)

                            STATEMENTS OF OPERATIONS

                              2001                 2000
                              ------------------------------------------

Revenue
    Rental                    $33,830,310     $32,323,658
    Other                       1,611,726       1,557,751
    Interest                      333,409         310,098
    Extraordinary gain         60,312,097            --
                              -----------     -----------

                               96,087,542      34,191,507
                              -----------     -----------

Expenses
    Operating expenses         26,381,533      27,101,387
    Amortization                  140,025          59,610
    Depreciation                6,694,650       6,495,805
                              -----------     -----------
                               33,216,208      33,656,802
                              -----------     -----------

        NET INCOME (LOSS)     $62,871,334     $   534,705
                              ===========     ===========

    The unrecognized portion of cumulative losses will be offset against the partnership's share of future income from Presidential Towers, Ltd. The cumulative unrecognized loss at December 31, 2001 and 2000 is $28,517,667 and $87,205,197, respectively.

NOTE C - RECONCILIATION OF NET INCOME

    The partnership's income for tax purposes for 2001 is less than its income for financial statement purposes by $299,970 to reflect distributions from the operating partnership recognized in 2001 for financial statement purposes which were recognized in 2000 for tax purposes.

    The partnership's income for tax purposes for 2000 is greater than its income for financial statement purposes by $299,970 to reflect distributions accrued from the operating partnership for tax purposes which are not recorded for financial statement purposes.

                  Presidential Associates I Limited Partnership

                           December 31, 2001 and 2000


NOTE C - RECONCILIATION OF NET INCOME (Continued)

    In addition, there is no difference between buildings and improvements as recorded for tax purposes and financial statement purposes by the operating partnership for 2001 and 2000.

    The difference between the investment in the operating partnership for tax purposes and financial statement purposes is due to the difference in the losses not recognized under the equity method of accounting which are recorded for income tax purposes. The balance of the investment in the operating partnership for tax purposes is $(83,990,156) at December 31, 2001 and 2000.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


         None.

                                    PART III
                                    --------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The Partnership has no officers or directors. Winthrop Financial manages and controls substantially all of the Partnership affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2002, names of the directors and executive officers of Winthrop Financial and the position held by each of them are as follows:


                                                                 Has Served as a
                    Position Held with the                         Director or
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


     Michael L. Ashner, age 49, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships. Mr. Ashner currently serves as a director of Nexthealth Corp., Great Bay Hotel and Casino Inc., Burnham Pacific Properties, Inc. and NBTY, Inc.

     Thomas C. Staples, age 46, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

     Peter Braverman, age 50, has been a Vice President of WFA and the Managing General Partner since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management.

     Patrick J. Foye, age 44, has been Vice President-Residential and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President and a Director of Apartment Investment and Management Company ("AIMCO") since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

     Carolyn Tiffany, age 35, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA from October 1995 to December 1997, at which time she became the Chief Operating Officer of WFA.

     One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1999 Broadway Associates Limited Partnership; Nantucket Island Associates Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; and Fairfield Inn by Marriott Limited Partnership.

     In addition, each of the foregoing officers and directors other than Mr. Foye hold similar positions with Newkirk MLP Corp., GFB-AS Manager Corp. and AP-PCC III, L.P., entities that through one or more subsidiaries manage over 200 limited partnerships that hold title to real property including, commercial properties, residential properties and assisted living facilities.

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

     Mary T. Johnson is the Manager of Coordinated Services. Ms. Johnson is also Executive Vice President of Dewar Realty, Inc. and Dewar Properties, Inc. Ms. Johnson is a graduate of Valdosta State University and is a licensed Georgia Real Estate Broker. Ms. Johnson has over 20 years of experience in property management, asset management, investor services, and development of apartment and assisted living properties. Ms. Johnson is currently responsible for the asset management of over 150 investor partnerships and property management of over 50 apartment communities.

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

Item 10. Executive Compensation.
         ----------------------

     The Partnership is not required to and did not pay any compensation to the officers or directors of the General Partner. The General Partners do not presently pay any compensation to any of its officers or directors. (See Item 12, "Certain Relationships and Related Transactions.")

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         (a) Security ownership of certain beneficial owners.
             -----------------------------------------------

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

         (b) Security Ownership of Management.
             --------------------------------

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

         (c) Changes in Control.
             ------------------

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

     On December 16, 1997, the Managing General Partner and certain of its affiliates entered into a Services Agreement with Coordinated Services pursuant to which Coordinated Services was retained to provide asset management and investor services to the Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, refinancing or restructuring proposals by the Operating Partnership, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. Coordinated Services is not permitted, however, without the consent of Winthrop Financial, or as otherwise required under the terms of the Partnership Agreement to, among other things cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. As compensation for providing these services, Winthrop Financial and its affiliates assigned to Coordinated Services all of their right to receive fees from the Partnership as provided in the Partnership Agreement

Item 12. Certain Relationships and Related Transactions.
         ----------------------------------------------

         (a) Transactions with Management and Others.
             ---------------------------------------

         None

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         -----------------------------------------------------------------

(a)      Exhibits:

         The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)      Reports on Form 8-K - None

                                   SIGNATURES
                                   ----------

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


                                 PRESIDENTIAL ASSOCIATES I LIMITED
                                 PARTNERSHIP

                                 By:      Winthrop Financial Co., Inc.,
                                          Managing General Partner

                                          By: /s/ Michael L. Ashner
                                                  --------------------------
                                                  Michael Ashner
                                                  Chief Executive Officer

                                          Date:  April 11, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Signature/Name               Title                                    Date
--------------               -----                                    ----

/s/ Michael L. Ashner        Chief Executive Officer             April 11, 2002
---------------------        and Director
Michael L. Ashner


/s/ Thomas Staples           Chief Financial Officer             April 11, 2002
------------------
Thomas Staples


/s/ Peter Braverman          Executive Vice President            April 11, 2002
-------------------          and Director
Peter Braverman

                                  EXHIBIT INDEX
                                  -------------

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