Form 10QSB
period 2002-03-31
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2002-06-04
CIK 726666

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 2002              Commission File Number 0-12210
                      --------------                                     -------



                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                  ---------------------------------------------
        (exact name of small business issuer as specified in its charter)

               Maryland                                 04-2801764
---------------------------------           ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)



7 Bulfinch Place, Suite 500, Boston, MA                            02114
---------------------------------------                   ---------------------
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


                                      YES                   NO     X
                                         ---------            -----------

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

PART 1 - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
BALANCE SHEETS

------------------------------------------------------------------------------

                                                   March 31,     December 31,
                                                     2002           2001
                                                  (Unaudited)     (Audited)
------------------------------------------------------------------------------

                                     ASSETS

Assets
     Cash and cash equivalents                   $  1,642,509   $  1,645,551
     Other                                             10,066              -
                                                 -------------- --------------

Total assets                                     $  1,652,575   $  1,645,551
                                                 ============== ==============


                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities and partners' capital
     Accounts payable                            $          -   $          -
     Partners' capital                              1,652,575      1,645,551
                                                 -------------- --------------

Total liabilities and partners' capital          $  1,652,575   $  1,645,551
                                                 ============== ==============



                       See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

 STATEMENTS OF OPERATIONS
 (UNAUDITED)

 For the Three Months Ended March 31, 2002 and 2001
 (Unaudited)

                                                            2002       2001
                                                         ---------  ----------

 INCOME:
    Distribution from Operating Partnership              $      -   $  299,970
    Interest                                                7,024        2,945
                                                         ---------  ----------

 Net income:                                             $  7,024   $  302,915
                                                         =========  ==========

 Net income per unit of limited
    partnership interest outstanding                     $   11.79  $     5.08
                                                         =========  ==========



                       See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL


-----------------------------------------------------------------------------------------------------

                                                            Linnaeus-
                                                             Phoenix
For the Three Months Ended                     Winthrop     Associates     Investor       Total
March 31, 2002 and 2001                     Financial Co.,   Limited       Limited       Partners'
(Unaudited)                                      Inc.      Partnership     Partners       Capital
-----------------------------------------------------------------------------------------------------
Balance December 31, 2000                    $  (270,757)  $ (572,666)  $  1,112,196   $   368,773

Net income                                         1,515        1,514        299,886       302,915
                                             ------------  -----------  -------------  -------------

Balance, March 31, 2001                         (269,242)    (571,152)     1,412,082   $   571,688
                                             ============  ===========  =============  =============


Balance December 31, 2001                    $  (263,921)  $ (565,830)  $  2,475,302   $ 1,645,551

Net income                                            35           35          6,954         7,024
                                             ------------  -----------  -------------  -------------

Balance, March 31, 2002                      $  (263,886)  $ (565,795)  $  2,482,256   $ 1,652,575
                                             ============  ===========  =============  =============






                       See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS


---------------------------------------------------------------------------------------

For the Three Months Ended
March 31, 2002 and 2001 (Unaudited)                           2002          2001
---------------------------------------------------------------------------------------

Cash flow from operating activities:
     Net income                                           $      7,024   $   302,915
     Adjustments to reconcile net income to
         net cash used in operating activities:
           Increase in other assets                            (10,066)       (5,341)
                                                          -------------- -------------

Net cash provided by (used in) operating activities             (3,042)      297,574
                                                          -------------- -------------

Net increase (decrease) in cash and cash equivalents            (3,042)      297,574

Cash and cash equivalents at beginning of period             1,645,551       268,773
                                                          -------------- -------------

Cash and cash equivalents at end of period                $  1,642,509   $   566,347
                                                          ============== =============





                       See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
March 31, 2001
(Unaudited)


1.       ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include all adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 2002.

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

3.       TAXABLE LOSS

The Partnership's taxable income for 2002 is not expected to differ from that for financial reporting purposes.

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

During the three months ended March 31, 2002 and March 31, 2001, the Operating Partnership did not make any distributions to the Partnership. A significant restructuring of the ownership and debt of the Operating Partnership was finalized in April 1995. As a result of this restructuring, the Partnership is entitled to receive an annual distribution from the Operating Partnership as a reimbursement of the Partnership's administrative expenses and professional fees up to an annual maximum of $30,000. In addition, the Operating Partnership distributes to the Partnership an amount equal to the amount of income allocated to the Partnership by the Operating Partnership in each year. On January 10, 2001, the Operating Partnership purchased the two mortgage notes from HUD by refinancing the Project with a new first mortgage loan secured by the Project with a third party lender. The new mortgage requires payments of interest only at a rate of 6.55% per annum and matures on February 1, 2011. As a result of the refinancing, the regulatory agreements with HUD and the Restructuring Agreement were terminated. Further, as a result of this refinancing, TKI's priority return was satisfied and the preferred return due HUD was extinguished. Accordingly, depending on the property's operating results, it is expected that the Partnership will receive annual distributions from the Operating Partnership.

The Partnership's liquidity based on cash and cash equivalents decreased by $3,042 to $1,642,509 at March 31, 2002 as compared to December 31, 2001 as a result of $3,042 of cash used in operating activities. It is expected that so long as the Partnership's administrative expenses do not exceed $30,000 in any year, the Partnership's cash and cash equivalents will remain relatively constant until the Operating Partnership is liquidated.

The Partnership's liquid assets currently thought to be sufficient for any near-term needs of the Partnership

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Net income decreased by $295,891 for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 due to the fact no distribution was received from the Operating Partnership during the three months ended March 31, 2002 as compared to a $299,970 distribution received during the three months ended March 31, 2001 from proceeds of the refinancing. Partially offsetting this decrease in distribution from Operating Partnership was an increase in interest income.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP


PART II - OTHER INFORMATION

Item 6.  Exhibit and Reports on Form 8-K

         a)       Exhibits:

                  None.

         b)       Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2002.

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

                                           PRESIDENTIAL ASSOCIATES I
                                           LIMITED PARTNERSHIP
                                           (Partnership)

                                           By:  Winthrop Financial Co., Inc.
                                                   Managing General Partner

Date: June 4, 2002                         By:  /s/ Thomas C. Staples
                                               ------------------------
                                                Thomas C. Staples
                                                Chief Financial Officer

Date: June 4, 2002                         By:  /s/ Michael L. Ashner
                                               -----------------------
                                                Michael L. Ashner
                                                Chief Executive Officer