Form 10QSB
period 2002-06-30
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2002-08-13
CIK 726666

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended June 30, 2002              Commission File Number 0-12210
                      -------------                                     -------



                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
        -----------------------------------------------------------------
        (exact name of small business issuer as specified in its charter)


              Maryland                                 04-2801764
------------------------------------     --------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)




7 Bulfinch Place, Suite 500, Boston, MA                  02114
---------------------------------------       ----------------------------
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
BALANCE SHEETS

--------------------------------------------------------------------------------

                                                   June 30,         December 31,
                                                     2002               2001
                                                 (Unaudited)         (Audited)
--------------------------------------------------------------------------------

                                     ASSETS

Assets
     Cash and cash equivalents                   $1,635,489          $1,645,551
     Other                                           19,934                  --
                                                 ----------          ----------

Total assets                                     $1,655,423          $1,645,551
                                                 ==========          ==========


                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities and partners' capital
     Accounts payable                            $       --          $       --
     Partners' capital                            1,655,423           1,645,551
                                                 ----------          ----------

Total liabilities and partners' capital          $1,655,423          $1,645,551
                                                 ==========          ==========








                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(UNAUDITED)

For the Six Months Ended June 30, 2002 and 2001
(Unaudited)

                                                      2002               2001
                                                  ------------------------------
 INCOME:
    Distribution from Operating Partnership       $      --           $1,377,118
    Interest                                         13,985                8,640
                                                  ---------           ----------

                                                     13,985            1,385,758
                                                  ---------           ----------

 EXPENSES:
    Professional fees                                 4,113                   --
                                                  ---------           ----------

                                                      4,113                   --
                                                  ---------           ----------

 Net income                                       $   9,872           $1,385,758
                                                  =========           ==========

 Net income per unit of limited
    partnership interest outstanding              $   16.59           $    2,325
                                                  =========           ==========










                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

---------------------------------------------------------------------------------------------------------------------
                                                                    Linnaeus-
                                                                     Phoenix
For the Six Months Ended                        Winthrop            Associates           Investor            Total
June 30, 2002 and 2001                       Financial Co.,          Limited             Limited           Partners'
(Unaudited)                                       Inc.             Partnership           Partners           Capital
---------------------------------------------------------------------------------------------------------------------
Balance December 31, 2000                     $ (270,757)          $ (572,666)          $1,112,196         $  268,773

Net income                                         6,929                6,929            1,371,900          1,385,758
                                              ----------           ----------           ----------         ----------

Balance, June 30, 2001                          (263,828)            (565,737)           2,484,096         $1,654,531
                                              ==========           ==========           ==========         ==========


Balance December 31, 2001                     $ (263,921)          $ (565,830)          $2,475,302         $1,645,551

Net income                                            49                   49                9,774              9,872
                                              ----------           ----------           ----------         ----------

Balance, June 30, 2002                        $ (263,872)          $ (565,781)          $2,485,076         $1,655,423
                                              ==========           ==========           ==========         ==========













                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------

For the Six Months Ended
June 30, 2002 and 2001 (Unaudited)                                 2002                   2001
-------------------------------------------------------------------------------------------------

Cash flow from operating activities:
     Net income                                                 $    9,872             $1,385,758
     Adjustments to reconcile net income to
         net cash used in operating activities:
           Increase in other assets                                (19,934)               (29,079)
                                                                ----------             ----------

Net cash provided by (used in) operating activities                (10,062)             1,356,679
                                                                ----------             ----------

Net increase (decrease) in cash and cash equivalents               (10,062)             1,356,679

Cash and cash equivalents at beginning of period                 1,645,551                268,773
                                                                ----------             ----------

Cash and cash equivalents at end of period                      $1,635,489             $1,625,452
                                                                ==========             ==========







                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)



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

During the six months ended June 30, 2002, the Operating Partnership did not make any distributions to the Partnership. During the six months ended June 30, 2001 the Operating Partnership made a $1,377,118 distribution to the Partnership from the proceeds of refinancing of the loan encumbering the Operating Partnership's property (described below). A significant restructuring of the ownership and debt of the Operating Partnership was finalized in April 1995. As a result of this restructuring, the Partnership is entitled to receive an annual distribution from the Operating Partnership as a reimbursement of the Partnership's administrative expenses and professional fees up to an annual maximum of $30,000. In addition, the Operating Partnership distributes to the Partnership an amount equal to the amount of income allocated to the Partnership by the Operating Partnership in each year. On January 10, 2001, the Operating Partnership purchased the two mortgage notes from HUD by refinancing the Project with a new first mortgage loan secured by the Project with a third party lender. The new mortgage requires payments of interest only at a rate of 6.55% per annum and matures on February 1, 2011. As a result of the refinancing, the regulatory agreements with HUD and the Restructuring Agreement were terminated. Further, as a result of this refinancing, TKI's priority return was satisfied and the preferred return due HUD was extinguished. Accordingly, depending on the property's operating results, it is expected that the Partnership will receive annual distributions from the Operating Partnership.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Liquidity and Capital Resources (Continued)
-------------------------------

The Partnership's liquidity based on cash and cash equivalents decreased by $10,062 to $1,635,489 at June 30, 2002 as compared to December 31, 2001 as a result of $10,062 of cash used in operating activities. It is expected that so long as the Partnership's administrative expenses do not exceed $30,000 in any year, the Partnership's cash and cash equivalents will remain relatively constant until the Operating Partnership is liquidated.

The Partnership's liquid assets are currently thought to be sufficient for any near-term needs of the Partnership.

On or about August 7, 2002, Equity Resource Arlington Fund LP ("Equity Resource") commenced an offer to purchase up to 19 units of limited partnership interest in the Partnership for a purchase price of $7,500 per unit on the terms and conditions set forth in Equity Resource's Offer to Purchase and the related letter of Transmittal (the "Equity Resource Offer"). The Partnership believes that the price being offered by Equity Resource is not indicative of the Partnership's value and therefore recommend against accepting the Equity Resource Offer. That is, although not currently being marketed for sale, the Partnership believes that if the assets owned by the Partnership were presently sold, or, alternatively, if the property owned by the Operating Partnership were to be sold, the net proceeds of such sale, when added to the Partnership's current reserves, would provide a per Unit distribution greater than the purchase price being offered by Equity Resource. Please note that the general partner of the Partnership will have the right to acquire one-half of any Units acquired by Equity Resource in its offer. At present, it is anticipated that the general partner of the Partnership will exercise such option.


Results of Operations
---------------------

Net income decreased by $1,375,886 for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 due to the fact no distribution was received from the Operating Partnership during the six months ended June 30, 2002 as compared to a $1,377,118 distribution received during the six months ended June 30, 2001 from proceeds of the refinancing. Partially offsetting this decrease in distribution from Operating Partnership was an increase in interest income.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP


PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibit and Reports on Form 8-K

         a)  Exhibits:

             99.1 Letter to Limited Partners dated August 12, 2002 with respect to tender offer made by Equity Resource Arlington Fund LP
             99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b)  Reports on Form 8-K:

             None filed during the quarter ended June 30, 2002.

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

                                        PRESIDENTIAL ASSOCIATES I
                                        LIMITED PARTNERSHIP
                                        (Partnership)

                                        By: Winthrop Financial Co., Inc.
                                            Managing General Partner


Date: August 13, 2002                   By:  /s/ Thomas C. Staples
                                            --------------------------------
                                             Thomas C. Staples
                                             Chief Financial Officer


Date: August 13, 2002                   By:   /s/ Michael L. Ashner
                                            --------------------------------
                                             Michael L. Ashner
                                             Chief Executive Officer

Exhibit Index


      Exhibit                                                           Page No.
      -------                                                           --------

99.1  Letter to Limited Partners dated August 12, 2002 with respect to
      tender offer made by Equity Resource Arlington Fund LP.                12

99.2  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
      of 2002.                                                               14