Form 10KSB
period 2002-12-31
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2003-04-15
CIK 726666

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                                                               Commission File
For the year ended December 31, 2002                            Number 0-12210
                   -----------------                                   -------


                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
       ------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


       Maryland                                         04-2801596
-----------------------                         ------------------------
(State of organization)                      (IRS Employer Identification No.)


7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts      02114
-----------------------------------------------------------------   ----------
(Address of principal executive offices)                            (Zip Code)

Partnership's telephone number including area code:             (617) 570-4600
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

Indicate by check mark whether the Partnership (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Partnership was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Partnership's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Partnership's revenues for its most recent fiscal year were $826,150.

No market exists for the limited partnership interests of the Partnership, and, therefore, no aggregate market value can be computed.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

         Certain matters discussed herein are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates," or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward- looking statements. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that any deviations will not be material. We disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-KSB to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Development

         The Partnership was initially capitalized with contributions totaling $300 from the General Partners. In September 1983, the Partnership completed a private offering of 590 units of limited partnership interest (the "Units") pursuant to Regulation D under the Securities Act of 1933. The Partnership raised $59,000,000 in capital contributions from 545 investor limited partners (the "Limited Partners"). Of the $59,000,000 raised, $697,380 was received upon the Limited Partners' admission to the Partnership, and the balance was paid in installments pursuant to the terms of promissory notes (the "Investor Notes") delivered to the Partnership by the Limited Partners. The last installment was due on January 15, 1990. As of March 1, 2003, $44, 183 of this installment remains uncollected.

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

         In order to implement the Restructuring Agreement and raise the $13,000,000 of new equity, a third party investor, TKI Presidential Partners ("TKI"), was admitted to the Operating Partnership as a general partner. TKI agreed to contribute $14,000,000 over a six year period (as required by the Restructuring Agreement with HUD) in exchange for a 79% general partnership interest in the Operating Partnership, 79% of all future distributions by the Operating Partnership of operating cash flow, a preferential return of its capital contribution from the proceeds of a sale or refinancing, 79% of all additional proceeds of a sale or refinancing, 100% of all future tax losses of the Operating Partnership and effective control, through rights to approve or initiate certain actions, over all major business decisions affecting the Operating Partnership. As a result of TKI's investment, the Partnership's interest in the Operating Partnership was reduced from a 94.99% limited partnership interest to a 19.998% limited partnership interest and certain control rights over major business decisions of the Operating Partnership were transferred to TKI. As of December 31, 2001, TKI had funded all of its $14,000,000 obligation. Pursuant to the terms of the Partnership Agreement of the Operating Partnership, the Partnership is entitled to receive a distribution from the Operating Partnership to reimburse it for its administrative expenses and professional fees up to an annual maximum of $30,000. In addition, the Operating Partnership made distributions to the Partnership during 2001 and 2002 of $2,177,038 and $799,920, respectively.

Refinancing of HUD Note

         On January 10, 2001, the Operating Partnership purchased the two mortgage notes from HUD by refinancing the Project with a new first mortgage loan secured by the Project with a third party lender. The new mortgage requires payments of interest only at a rate of 6.55% per annum and matures on February 1, 2011. The Operating Partnership recognized an extraordinary gain for financial reporting purposes of $60,312,097. As a result of the refinancing, the regulatory agreements with HUD and the Restructuring Agreement were terminated. As a result of this refinancing, TKI's priority return was satisfied and the preferred return due HUD was extinguished. Accordingly, depending on the property's operating results, it is expected that the Partnership will receive annual distributions from the Operating Partnership.

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

         As of March 1, 2003, there were approximately 550 holders of 590 outstanding Units.

         The Partnership Agreement requires that Cash Flow (as defined therein) be distributed to the partners in specified proportions at reasonable intervals during the fiscal year and in any event no later than 60 days after the close of each fiscal year. There are no restrictions on the Partnership's present or future ability to make distributions of cash flow. For the years ended December 31, 2001 and 2002, the Partnership made distributions to its limited partners of approximately $815,590 ($1,382.36 per Unit) and $197,980 ($335.56 per unit)
respectively, and $4,119 and $1,000 to each of the General Partner and the special limited partner. See Item 6 "Management's Discussion and Analysis or Plan of Operation" for the Partnership's ability to make distributions in the future.

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

         Further, over the past few years many companies have begun making "mini-tenders" (offers to purchase an aggregate of less than 5% of the total outstanding units) for limited partnership interests in the Partnership. Pursuant to the rules of the Securities and Exchange Commission, when a tender offer is commenced for Units the Partnership is required to provide limited partners with a statement setting forth whether it believes limited partners should tender or whether it is remaining neutral with respect to the offer. Unfortunately, the rules of the Securities and Exchange Commission do not require that the bidders in certain tender offers provide the Partnership with a copy of their offer. As a result, the General Partners often do not become aware of such offers until shortly before they are scheduled to expire or even after they have expired. Accordingly, the General Partners do not have sufficient time to advise you of its position on the tender. In this regard, please be advised that pursuant to the discretionary right granted to the General Partners of the Partnership in the Partnership Agreement to reject any transfers of units, the General Partners will not permit the transfer of any Unit in connection with a tender offer unless: (i) the Partnership is provided with a copy of the bidder's offering materials, including amendments thereto, simultaneously with their distribution to the limited partners; (ii) the offer provides for withdrawal rights at any time prior to the expiration date of the offer and, if payment is not made by the bidder within 60 days of the date of the offer, after such 60 day period; and (iii) the offer must be open for at least 20 business days and, if a material change is made to the offer, for at least 10 business days following such change.

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

Liquidity and Capital Resources

         The Partnership's primary source of liquidity is distributions from the Operating Partnership. As a result of the restructuring, the Partnership is entitled to receive a distribution from the Operating Partnership to reimburse it for its administrative expenses and professional fees up to an annual maximum of $30,000 to cover these costs. During 2002, the Partnership received distributions totaling $799,920 from the Operating Partnership as compared to $2,177,038 in 2001. On January 10, 2001, the Operating Partnership purchased the two mortgage notes from HUD by refinancing the Project with a new first mortgage loan secured by the Project with a third party lender. The new mortgage requires payments of interest only at a rate of 6.55% per annum and matures on February 1, 2011. The Operating Partnership recognized an extraordinary gain in 2001 for financial reporting purposes of $60,312,097. As a result of the refinancing, the regulatory agreements with HUD and the Restructuring Agreement were terminated. As a result of this refinancing, TKI's priority return was satisfied and the preferred return due HUD was extinguished. Accordingly, depending on the property's operating results, it is expected that the Partnership will receive annual distributions from the Operating Partnership.

         The Partnership's liquidity, based on its cash and cash equivalents, was $2,253,338 at December 31, 2002 as compared to $1,645,551 at December 31, 2001. This increase was due to $805,418 of cash provided by operating activities which was partially offset by $197,631 of cash used in financing activities. Cash used in financing activities consisted of $199,980 of distributions to partners which was slightly offset by $2,349 of contributions from investor limited partners.

         The Partnership's liquid assets currently thought to be sufficient for any near-term needs of the Partnership.

Results of Operations

         The Partnership's net income for the year ended December 31, 2002 was $805,418 as compared to $2,191,044 for the year ended December 31, 2001. This increase was due primarily to a decrease in distributions from the Operating Partnership from $2,177,038 for the year ended December 31, 2001 to $799,920 for the year ended December 31, 2002. This decrease was due to the refinancing of the Operating Partnership's loan during the year ended December 31, 2001 which generated significant net proceeds to the Operating Partnership. Also contributing to the decrease in net income as an increase in expenses of $6,457 and a decrease in interest income of $2,051.

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

                          INDEPENDENT AUDITORS' REPORT


To the Partners
Presidential Associates I Limited Partnership

         We have audited the accompanying balance sheets of Presidential Associates I Limited Partnership as of December 31, 2002 and 2001, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Presidential Associates I Limited Partnership as of December 31, 2002 and 2001, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




Bethesda, Maryland
March 21, 2003

                  Presidential Associates I Limited Partnership

                                 BALANCE SHEETS

                           December 31, 2002 and 2001


                                     ASSETS

                                                     2002             2001
                                               --------------  ---------------

Cash and cash equivalents                        $ 2,253,338      $ 1,645,551
                                               --------------  ---------------

                                                 $ 2,253,338      $ 1,645,551
                                               ==============  ===============


                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)


PARTNERS' EQUITY (DEFICIT)                       $ 2,253,338      $ 1,645,551
                                               --------------  ---------------

                                                 $ 2,253,338      $ 1,645,551
                                               ==============  ===============


                        See notes to financial statements

                  Presidential Associates I Limited Partnership

                              STATEMENTS OF INCOME

                            Years ended December 31,


                                                          2002          2000
                                                      -----------   -----------
Expenses
   Other                                              $    20,732   $    14,275
                                                      -----------   -----------
                                                          (20,732)      (14,275)

Other income
   Distribution from operating partnership                799,920     2,177,038
   Interest income                                         26,230        28,281
                                                      -----------   -----------
   NET INCOME                                         $   805,418   $ 2,191,044
                                                      ===========   ===========

Units of investor limited partnership interest
 outstanding                                                  590           590
                                                      ===========   ===========

Net income allocated to general partner               $     4,027   $    10,955
                                                      ===========   ===========

Net income allocated to special limited partner       $     4,027   $    10,955
                                                      ===========   ===========

Net income allocated to investor limited partners     $   797,364   $ 2,169,134
                                                      ===========   ===========

Net income per unit of investor limited partnership
 interest outstanding                                 $     1,351   $     3,676
                                                      ===========   ===========


                        See notes to financial statements

                  Presidential Associates I Limited Partnership

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                     Years ended December 31, 2002 and 2001


                                           Special limited
                           General partner     partner
                           --------------- ---------------
                                              Phoenix
                              Winthrop        Associates
                             Financial         Limited     Investor limited
                            Company, Inc.    Partnership       partners          Total
                            ------------     -----------     ------------     ------------
Partners' equity (deficit),
 December 31, 2000           $ (270,757)     $ (572,666)     $ 1,112,196      $   268,773

Capital contributions               100               -           56,095           56,195

Less capital contributions
 not yet received                  (100)              -          (46,533)         (46,633)

Distributions                    (4,119)         (4,119)        (815,590)        (823,828)

Net income                       10,955          10,955        2,169,134        2,191,044
                             -----------     -----------     ------------     ------------

Partners' equity (deficit),
 December 31, 2001             (263,921)       (565,830)       2,475,302        1,645,551

Capital contributions               100               -           46,532           46,632

Less capital contributions
 not yet received                  (100)              -          (44,183)         (44,283)

Distributions                    (1,000)         (1,000)        (197,980)        (199,980)

Net income                        4,027           4,027          797,364          805,418
                             -----------     -----------     ------------     ------------

Partners' equity (deficit),
 December 31, 2002           $ (260,894)     $ (562,803)     $ 3,077,035      $ 2,253,338
                             ===========     ===========     ============     ============




                        See notes to financial statements

                  Presidential Associates I Limited Partnership

                            STATEMENTS OF CASH FLOWS

                          Years ended December 31, 2002


                                                     2002             2001
                                               --------------   --------------

Cash flows from operating activities
   Net income                                      $ 805,418      $ 2,191,044
                                               --------------   --------------

      Net cash provided by operating activities      805,418        2,191,044
                                               --------------   --------------

Cash flows from financing activities
   Distributions to partners                        (199,980)        (823,828)
   Contributions from investor limited partners        2,349            9,562
                                               --------------   --------------

      Net cash used in financing activities         (197,631)        (814,266)
                                               --------------   --------------

      NET INCREASE IN CASH
         AND CASH EQUIVALENTS                        607,787        1,376,778

Cash and cash equivalents, beginning               1,645,551          268,773
                                               --------------   --------------

Cash and cash equivalents, end                   $ 2,253,338      $ 1,645,551
                                               ==============   ==============



                        See notes to financial statements

                  Presidential Associates I Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presidential Associates I Limited Partnership (the "partnership") was organized under the laws of the State of Maryland on July 1, 1983 to acquire a limited partnership interest in Presidential Towers, Ltd. (the "operating partnership").

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

                  Presidential Associates I Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


NOTE B - CONCENTRATION OF CREDIT RISK

The partnership maintains its cash balances in two banks. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 2002, the uninsured portion of the cash balances was $2,054,337.

NOTE C - INVESTMENT IN OPERATING PARTNERSHIP

The partnership held a 94.99% interest in the operating partnership which constructed, owns and operates four 49-story residential and commercial towers in Chicago, Illinois. During 1995, the partnership agreed to the restructuring of the operating partnership which included the admission of an additional general partner and an amendment to the operating partnership's partnership agreement. The amendment resulted in the partnership's interest in the operating partnership being reduced to 19.998%. Further, all losses from the operating partnership are allocated to the new general partner. Special allocations apply to the allocation of the proceeds of capital transactions and cancellation of indebtedness.

On January 10, 2001, the operating partnership refinanced its existing mortgages into a first mortgage note which resulted in an extraordinary gain of $60,312,097 on extinguishment of debt in 2001.

The following is a summary of the financial position of the operating partnership at December 31, 2002 and 2001, and a summary of its results of operations for the years ended December 31, 2002 and 2001, prepared in conformity with accounting principles generally accepted in the United States of America.

                  Presidential Associates I Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


NOTE C - INVESTMENT IN OPERATING PARTNERSHIP (Continued)


                                                                   2002            2001
                                                               ------------    ------------
                                 BALANCE SHEETS


ASSETS
    Buildings, improvements and personal property, net of
    accumulated depreciation of $103,674,168 and
    $97,645,080, respectively                                  $49,818,089     $ 55,583,701
    Land                                                         7,798,111        7,798,111
    Other assets                                                 7,456,357        7,453,713
                                                               ------------    ------------
    Total assets                                               $65,072,557     $ 70,835,525
                                                               ============    ============

LIABILITIES
  Mortgages payable                                            $133,000,000    $133,000,000
  Other liabilities                                               8,286,109       8,157,690
                                                               ------------    ------------

                                                                141,286,109     141,157,690
Partners' deficit                                               (76,213,552)    (70,322,165)
                                                               ------------    ------------
                                                               $ 65,072,557    $ 70,835,525
                                                               ============    ============

                            STATEMENTS OF OPERATIONS

                                                                      2002         2001
                                                               ------------    ------------
Revenue
  Rental                                                       $ 29,928,647      33,830,310
  Other                                                           1,566,497       1,611,726
  Interest                                                           52,510         333,409
  Extraordinary gain                                                      -      60,312,097
                                                               ------------    ------------
                                                                 31,547,654      96,087,542
                                                               ------------    ------------
Expenses
  Operating expenses                                             26,670,645      26,381,533
  Amortization                                                      142,454         140,025
  Depreciation                                                    6,625,942       6,694,650
                                                               ------------    ------------
                                                                 33,439,041      33,216,208
                                                               ------------    ------------

    NET INCOME (LOSS)                                          $ (1,891,387)   $ 62,871,334
                                                               ============    ============

                  Presidential Associates I Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


NOTE C - INVESTMENT IN OPERATING PARTNERSHIP (Continued)

The unrecognized portion of cumulative losses will be offset against the partnership's share of future income from Presidential Towers, Ltd. The cumulative unrecognized loss at December 31, 2002 and 2001 is $28,517,667.

NOTE D - RECONCILIATION OF NET INCOME

There are no differences between the partnership's income for tax and financial statement purposes for 2002.

The partnership's income for tax purposes for 2001 is less than its income for financial statement purposes by $299,970 to reflect distributions from the operating partnership recognized in 2001 for financial statement purposes which were recognized in 2000 for tax purposes.

In addition, there is no difference between buildings and improvements as recorded for tax purposes and financial statement purposes by the operating partnership for 2002 and 2001.

The difference between the investment in the operating partnership for tax purposes and financial statement purposes is due to the difference in the losses not recognized under the equity method of accounting which are recorded for income tax purposes as well as a gain on extinguishment of debt in prior years which was recorded for financial statement purposes only. The balance of the investment in the operating partnership for tax purposes is $(83,990,156) at December 31, 2002 and 2001.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The Partnership has no officers or directors. Winthrop Financial manages and controls substantially all of the Partnership affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2003, names of the directors and executive officers of Winthrop Financial and the position held by each of them are as follows:


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

         Michael L. Ashner, age 50, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. Since August 19, 2002, Mr. Ashner has also served as the Chief Executive Officer of Shelbourne Properties I Inc., Shelbourne Properties II Inc. and Shelbourne Properties III Inc. (collectively, the "Shelbourne REITs"), three publicly traded real estate investment trusts. Mr. Ashner also currently serves as a Director of each of the Shelbourne REITs, Great Bay Hotel and Casino Inc., and NBTY, Inc.

         Thomas C. Staples, age 47, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

         Peter Braverman, age 51, has been a Vice President of WFA and the Managing General Partner since January 1996. Since August 19, 2002, Mr. Braverman has also served as the Executive Vice President of each of the Shelbourne REITs. Mr. Braverman serves as a director of the Shelbourne REITs.

         Patrick J. Foye, age 45, has been Vice President-Residential and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice

President and director of Apartment Investment and Management Company ("AIMCO") since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

         Carolyn Tiffany, age 36, has been employed with WFA since January 1993. Since December 1997, Ms. Tiffany has served as the Chief Operating Officer of WFA. In addition, since August 19, 2002, Ms. Tiffany has served as the Chief Financial Officer of each of the Shelbourne REITs.

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

         (a)      Transactions with Management and Others.

         None

Item 13. Controls and Procedures

         Winthrop Financial's principal executive officer and principal financial officer have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

                                              Date:  April 7, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Signature/Name            Title                         Date
--------------            -----                         ----

/s/ Michael L. Ashner     Chief Executive Officer       April 7, 2003
---------------------     and Director
Michael L. Ashner


/s/ Thomas Staples        Chief Financial Officer       April 7, 2003
------------------
Thomas Staples


/s/ Peter Braverman       Executive Vice President      April 7, 2003
-------------------       and Director
Peter Braverman

                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                          FORM 10-KSB DECEMBER 31, 2002

                                 CERTIFICATIONS

         I, Michael L. Ashner, certify that:

1. I have reviewed this annual report on Form 10-KSB of Presidential Associates I Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us, particularly during the period in which this annual report is being prepared:

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: April 7, 2003                         /s/ Michael L. Ashner
                                                     -----------------------
                                                     Michael L. Ashner
                                                     Chief Executive Officer

                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                          FORM 10-KSB DECEMBER 31, 2002

                                 CERTIFICATIONS

         I, Thomas Staples, certify that:

1. I have reviewed this annual report on Form 10-KSB of Presidential Associates I Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us, particularly during the period in which this annual report is being prepared:

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

4. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  April 7, 2003                           /s/ Thomas Staples
                                                        -----------------------
                                                        Thomas Staples
                                                        Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit No.                                                               Page
-----------                                                               ----

3,4    Amended and Restate Limited Partnership Agreement and               (1)
       Certificate of Amendment of Presidential Associates I
       Limited Partnership

 (b)   Amendment to Amended and Restated Limited Partnership Agreement     (3)
       and Certificate of Limited Partnership of Presidential Associates
       I Limited Partnership dated April 19, 1995

10(a)  Form of Investor Bond issued to the Partnership by Continental      (1)
       Casualty Company

 (b)   Trust Agreement dated as of September 15, 1980 between the          (1)
       Operating Partnership and LaSalle National Bank

 (c)   Letter of Credit and Reimbursement Agreement dated as of            (1)
       July 21, 1983between the Operating Partnership and Citibank, N.A.

 (e)   Regulatory Agreement for Multi-Family Housing project dated as of   (1)
       July 1, 1983 between LaSalle National Bank, as Trustee, the
       Operating Partnership, the General Partners and the Secretary of Housing and Urban Development

 (i)   Architectural Services Agreement dated as of July 1, 1983 between   (1)
       LaSalle National Bank, as Trustee, and Solomon Cordwell Buenz & Associates, Inc.

 (p)   Third Amended and Restated Limited Partnership Agreement of         (3)
       Presidential Towers, Ltd., dated April 19, 1995

 (s)   Amendment to Regulatory Agreement for Multifamily Housing           (3)
       Projects, dated as of April 18, 1995, between LaSalle National Bank, as Trustee, and Presidential Towers, Ltd. and the Secretary of Housing and Urban Development

 (t)   Restructuring Agreement, dated April 18, 1995, among LaSalle        (3)
       National Trust, as Trustee, Presidential Towers, Ltd. and the
       Secretary of Housing and Urban Development.

 (u)   Services Agreement, dated December 16, 1997, by and between         (4)
       First Winthrop Corporation, Winthrop Financial Co., Inc.,
       WFC Realty Co., Inc., WFC Realty Saugus, Inc., Winthrop
       Properties, Inc., Winthrop Metro Equities Corporation, Winthrop
       Libson Realty, Inc.

       and Northwood Realty Co., Inc. and Coordinated Services of Valdosta, LLC.

99.1   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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