Form 10QSB
period 2003-03-31
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2003-05-15
CIK 726666

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 2003           Commission File Number 0-12210
                      --------------                                  -------



                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
        (exact name of small business issuer as specified in its charter)

               Maryland                                                                04-2801764
----------------------------------------                               --------------------------------------
  (State or other jurisdiction of                                         (I.R.S. Employer Identification No.)
   incorporation or organization)



7 Bulfinch Place, Suite 500, Boston, MA                                                  02114
---------------------------------------                                --------------------------------------
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


                                               YES                   NO     X
                                                    ---------            ------

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP


PART 1 - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------

                                                                                    March 31,          December 31,
                                                                                       2003                2002
                                                                                   (Unaudited)          (Audited)
-----------------------------------------------------------------------------------------------------------------------
                                     ASSETS

Assets
     Cash and cash equivalents                                                  $       1,759,229   $       2,253,338
     Other                                                                                  5,975                   -
                                                                                ------------------- -------------------

Total assets                                                                    $       1,765,204   $       2,253,338
                                                                                =================== ===================


                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities and partners' capital
     Accounts payable                                                           $               -   $               -
     Partners' capital                                                                  1,765,204           2,253,338
                                                                                ------------------- -------------------

Total liabilities and partners' capital                                         $       1,765,204   $       2,253,338
                                                                                =================== ===================

                       See notes to financial statements

 PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

 STATEMENTS OF OPERATIONS
 (UNAUDITED)

 For the Three Months Ended March 31, 2003 and 2002

                                                                                     2003               2002
                                                                             ---------------------------------------
 INCOME:
    Distribution from Operating Partnership                                    $              -   $              -
    Interest                                                                              5,993              7,024
                                                                               -----------------  ------------------

 Net income                                                                    $          5,993   $          7,024
                                                                               =================  ==================

 Net income per unit of limited
    partnership interest outstanding                                           $          10.06   $          11.79
                                                                               =================  ==================

                       See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

--------------------------------------------------------------------------------------------------------------------------

                                                                Linnaeus- Phoenix
For the Three Months Ended                       Winthrop           Associates                                Total
March 31, 2003 and 2002                       Financial Co.,         Limited         Investor Limited       Partners'
(Unaudited)                                        Inc.            Partnership           Partners            Capital
--------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2001                    $       (263,921)  $         (565,830)  $      2,475,302   $      1,645,551

Net income                                                 35                   35              6,954              7,024
                                             -----------------  -------------------  -----------------  ------------------

Balance, March 31, 2002                      $       (263,886)  $         (565,795)  $      2,482,256   $      1,652,575
                                             =================  ===================  =================  ==================


Balance December 31, 2002                    $       (260,894)  $         (562,803)  $      3,077,035   $      2,253,338

Less Capital Contributions Not
   Yet Received                                            58                    -                                 5,873

Net income                                                 30                   30              5,933

Distribution                                                -                    -           (500,000)          (500,000)
                                             -----------------  -------------------  -----------------  ------------------


Balance, March 31, 2003                      $       (260,806)  $         (562,773)  $      2,588,783   $      1,765,204
                                             =================  ===================  =================  ==================

                       See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP


STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------

For the Three Months Ended
March 31, 2003 and 2002 (Unaudited)                                                2003               2002
------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities:
     Net income                                                              $          5,993   $          7,024
     Adjustments to reconcile net income to net cash used in
     operating activities
           Increase in other assets                                                    (5,975)           (10,066)
                                                                             ------------------ ------------------

Net cash provided by (used in) operating activities                                        18             (3,042)
                                                                             ------------------ ------------------

Cash flows from financing activities:
    Distributions to partners                                                        (500,000)                 -
    Contributions from investor partners                                                5,873                  -
                                                                             ------------------ ------------------

Net cash provided by (used in) financing activities                                  (494,127)                 -
                                                                             ------------------ ------------------

Net increase (decrease) in cash and cash equivalents                                 (494,109)            (3,042)

Cash and cash equivalents at beginning of period                                    2,253,338          1,645,551
                                                                             ------------------ ------------------

Cash and cash equivalents at end of period                                   $      1,759,229   $      1,642,509
                                                                             ================== ==================

                       See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)


1.       ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include all adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2002.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 2003.

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

3.       TAXABLE LOSS

The Partnership's taxable income for 2003 is not expected to differ from that for financial reporting purposes.

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

Liquidity and Capital Resources
-------------------------------

The Partnership's primary source of liquidity is distributions from Presidential Towers Ltd., an Illinois limited partnership (the "Operating Partnership"). As a result of a significant restructuring of the ownership and debt of the Operating Partnership was finalized in April 1995, the Partnership currently holds a 19.998% limited partnership interest in the Operating Partnership. The Partnership is responsible for paying various administrative costs associated with monitoring the Partnership's investment in the Operating Partnership, and paying various professional fees associated with the affairs of the Partnership.

During the three months ended March 31, 2003 and March 31, 2002, the Operating Partnership did not make any distributions to the Partnership. In connection with the April 1995 restructuring, the Partnership is entitled to receive an annual distribution from the Operating Partnership as a reimbursement of the Partnership's administrative expenses and professional fees up to an annual maximum of $30,000 as well as a it allocable share of all distributions after a preferred return to TKI Presidential Partners ("TKI"). In addition, the Operating Partnership distributes to the Partnership an amount equal to the amount of income allocated to the Partnership by the Operating Partnership in each year. On January 10, 2001, the Operating Partnership purchased the two mortgage notes from HUD by refinancing the Project with a new first mortgage loan secured by the Project with a third party lender. The new mortgage requires payments of interest only at a rate of 6.55% per annum and matures on February 1, 2011. As a result of the refinancing, the regulatory agreements with HUD and the Restructuring Agreement were terminated. Further, as a result of this refinancing, TKI's priority return was satisfied and the preferred return due HUD was extinguished. Accordingly, depending on the property's operating results, it is expected that the Partnership will receive annual distributions from the Operating Partnership.

The Partnership's liquidity based on cash and cash equivalents decreased by $494,109 to $1,759,229 at March 31, 2003 as compared to December 31, 2002 as a result of $494,127 of cash used in financing activities slightly offset by net cash provided by operating activities of $18,000. Cash

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

used in financing activities consisted of a distribution to partners of $500,000 partially offset by $5,873 of contributions by investor partners. It is expected that so long as the Partnership's administrative expenses do not exceed $30,000 in any year, the Partnership's cash and cash equivalents will remain relatively constant until the Operating Partnership is liquidated.

The Partnership's liquid assets are currently thought to be sufficient for any near-term needs of the Partnership.

Results of Operations
---------------------

Net income decreased by $1,031 for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 due to less interest income earned on the cash accounts.

Item 3.  Controls and Procedures
         -----------------------

The principal executive officer and principal financial officer of the Partnership's general partner have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP


PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibit and Reports on Form 8-K

         a)       Exhibits:

                  99 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         b)       Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2003.

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

                            PRESIDENTIAL ASSOCIATES I
                            LIMITED PARTNERSHIP
                            (Partnership)

                            By:  Winthrop Financial Co., Inc.
                            Managing General Partner

Date: May 14, 2003          By:    /s/ Thomas C. Staples
                                ------------------------
                                Thomas C. Staples
                                Chief Financial Officer

Date: May 14, 2003          By:   /s/ Michael L. Ashner
                                -----------------------
                                Michael L. Ashner
                                Chief Executive Officer

                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003
                           --------------------------

                                 CERTIFICATIONS

                  I, Michael L. Ashner, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Presidential Associates I Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

             4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us, particularly during the period in which this quarterly report is being prepared:

                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

             5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

             6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:   May 14, 2003                   /s/ Michael L. Ashner
                                            ---------------------
                                            Michael L. Ashner
                                            Chief Executive Officer

                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003
                           --------------------------

                                 CERTIFICATIONS

                  I, Thomas Staples, certify that:

             1. I have reviewed this quarterly report on Form 10-QSB of Presidential Associates I Limited Partnership;

             2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

             3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

             4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us, particularly during the period in which this quarterly report is being prepared:

                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

4. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

             6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:   May 14, 2003                   /s/ Thomas Staples
                                            -----------------------
                                            Thomas Staples
                                            Chief Financial Officer

EXHIBIT INDEX

         Exhibit                                                                                        Page No.
         -------                                                                                        --------
99       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.                          16