Form 10QSB
period 2003-06-30
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2003-08-13
CIK 726666

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 2003               Commission File Number 0-12210
                      -------------                                      -------



                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                  ---------------------------------------------
        (exact name of small business issuer as specified in its charter)

               Maryland                                  04-2801764
---------------------------------------    -------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)



7 Bulfinch Place, Suite 500, Boston, MA                     02114
---------------------------------------       ----------------------------------
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


                                                 YES  X                NO
                                                     ---------

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEETS

--------------------------------------------------------------------------------

                                                    June 30,        December 31,
                                                      2003              2002
                                                  (Unaudited)        (Audited)
--------------------------------------------------------------------------------
                                     ASSETS
Assets
   Cash and cash equivalents                     $  1,735,564      $  2,253,338
   Other                                               30,000                 -
                                                 -------------     -------------
Total assets                                     $  1,765,564      $  2,253,338
                                                 =============     =============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities and partners' capital
   Accounts payable                              $          -      $          -
   Partners' capital                                1,765,564         2,253,338
                                                 -------------     -------------

Total liabilities and partners' capital          $  1,765,564      $  2,253,338
                                                 =============     =============


                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(UNAUDITED)

For the Three Months Ended June 30, 2003 and 2002
(Unaudited)

                                                      2003           2002
                                                --------------------------------
INCOME:
   Distribution from Operating Partnership      $         -     $         -
   Interest                                          10,902          13,985
                                                -------------   --------------
                                                     10,902          13,985
                                                -------------   --------------
EXPENSES:
   Professional fees                                  4,549           4,113
                                                -------------   --------------
                                                      4,549           4,113
                                                -------------   --------------
Net income                                      $     6,353     $     9,872
                                                =============   ==============
Net income per unit of limited
   partnership interest outstanding             $     10.66     $     16.59
                                                =============   ==============


                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL

----------------------------------------------------------------------------------------------

                                                    Linnaeus-
                                                     Phoenix
For the Three Months Ended          Winthrop       Associates      Investor          Total
June 30, 2003 and 2002            Financial Co.,     Limited       Limited         Partners'
(Unaudited)                            Inc.        Partnership     Partners         Capital
----------------------------------------------------------------------------------------------
Balance December 31, 2001        $   (263,921)    $  (565,830)    $ 2,475,302     $ 1,645,551

Net income                                 49              49           9,774          9,872
                                 ------------     -----------     -----------     ------------

Balance, June 30, 2002           $   (263,872)    $  (565,781)    $ 2,485,076     $ 1,655,423
                                 ============     ===========     ===========     ============

Balance December 31, 2002        $   (260,894)    $  (562,803)    $ 3,077,035     $ 2,253,338

Net income                                 64              64           6,225           6,353

Contributions                               -               -           5,873           5,873

Distributions                               -               -        (500,000)       (500,000)
                                 ------------     -----------     -----------     ------------

Balance, June 30, 2003           $   (260,830)    $  (562,739)    $ 2,589,133     $ 1,765,564
                                 ============     ===========     ===========     ============



                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------

For the Three Months Ended
June 30, 2003 and 2002 (Unaudited)                             2003          2002
----------------------------------------------------------------------------------------
Cash flow from operating activities:
   Net income                                             $     6,353    $     9,872
   Adjustments to reconcile net income to
      net cash used in operating activities:
        Increase in other assets                              (30,000)       (19,934)
                                                          ------------   ------------
Net cash provided by (used in) operating activities           (23,647)       (10,062)
                                                          ------------   ------------
Cash flows from financing activities:
   Distributions to partners                                 (500,000)             -
   Contributions from partners                                  5,873
                                                          ------------   ------------

Net cash provided by (used in) financing activities          (494,127)             -
                                                          ------------   ------------

Net increase (decrease) in cash and cash equivalents         (517,774)       (10,062)

Cash and cash equivalents at beginning of period            2,253,338      1,645,551
                                                          ------------   ------------

Cash and cash equivalents at end of period                $ 1,735,564    $ 1,635,489
                                                          ============   ============



                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)


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

Liquidity and Capital Resources
-------------------------------

The Partnership's primary source of liquidity is distributions from Presidential Towers Ltd., an Illinois limited partnership (the "Operating Partnership"). As a result of a significant restructuring of the ownership and debt of the Operating Partnership that was finalized in April 1995, the Partnership currently holds a 19.998% limited partnership interest in the Operating Partnership. The Partnership is responsible for paying various administrative costs associated with monitoring the Partnership's investment in the Operating Partnership, and paying various professional fees associated with the affairs of the Partnership.

During the three months ended June 30, 2003 and June 30, 2002, the Operating Partnership did not make any distributions to the Partnership. In connection with the April 1995 restructuring, the Partnership is entitled to receive an annual distribution from the Operating Partnership as a reimbursement of the Partnership's administrative expenses and professional fees up to an annual maximum of $30,000 as well as its allocable share of all distributions after a preferred return to TKI Presidential Partners ("TKI"). In addition, the Operating Partnership distributes to the Partnership an amount equal to the amount of income allocated to the Partnership by the Operating Partnership in each year. On January 10, 2001, the Operating Partnership purchased the two mortgage notes from HUD by refinancing the Project with a new first mortgage loan secured by the Project with a third party lender. The new mortgage requires payments of interest only at a rate of 6.55% per annum and matures on February 1, 2011. As a result of the refinancing, the regulatory agreements with HUD and the Restructuring Agreement were terminated. Further, as a result of this refinancing, TKI's priority return was satisfied and the preferred return due HUD was extinguished. Accordingly, depending on the property's operating results, it is expected that the Partnership will receive annual distributions from the Operating Partnership.

The Partnership's liquidity based on cash and cash equivalents decreased by $517,774 to $1,735,564 at June 30, 2003 as compared to December 31, 2002 as a result of a distribution made to the limited partners of $494,127 during the first quarter of 2003 slightly offset by net cash used in operating

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

activities of $23,647. It is expected that as long as the Partnership's administrative expenses do not exceed $30,000 in any year, the Partnership's cash and cash equivalents will remain relatively constant until the Operating Partnership is liquidated.

The Partnership's liquid assets are currently thought to be sufficient for any near-term needs of the Partnership.

Results of Operations
---------------------

Net income decreased by $3,519 for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 due to a decrease in interest income and a slight increase in professional fees. Interest income decreased due to reduced interest rates.

ITEM 3 - CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Partnership's general partner have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP


PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibit and Reports on Form 8-K

     a) Exhibits:

        31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002.

        32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002.


     b) Reports on Form 8-K:

        None filed during the quarter ended June 30, 2003.

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

                                               PRESIDENTIAL ASSOCIATES I
                                               LIMITED PARTNERSHIP
                                               (Partnership)

                                               By:  Winthrop Financial Co., Inc.
                                                    Managing General Partner

Date: August 13, 2003                          By:    /s/ Thomas C. Staples
                                                   ------------------------
                                                      Thomas C. Staples
                                                      Chief Financial Officer

Date: August 13, 2003                          By:   /s/ Michael L. Ashner
                                                   -----------------------
                                                      Michael L. Ashner
                                                      Chief Executive Officer

EXHIBIT INDEX

   Exhibit                                                                  Page No.
   -------                                                                  --------

31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.    12
32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.    16
