Form 10QSB
period 2003-09-30
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2003-11-13
CIK 726666

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 2003         Commission File Number 0-12210
                      ------------------                                -------



                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                  ---------------------------------------------
        (exact name of small business issuer as specified in its charter)



               Maryland                                    04-2801764
----------------------------------------      ----------------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)



7 Bulfinch Place, Suite 500, Boston, MA                       02114
---------------------------------------       ----------------------------------
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


                                               YES   X       NO
                                                   ------       -----

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP


PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEETS

--------------------------------------------------------------------------------

                                                September 30,      December 31,
                                                    2003               2002
                                                (Unaudited)         (Audited)
--------------------------------------------------------------------------------

                                      ASSETS

Assets
     Cash and cash equivalents                   $ 1,760,148     $  2,253,338
                                                 --------------- ---------------

Total assets                                     $ 1,760,148     $  2,253,338
                                                 =============== ===============


                            LIABILITIES AND PARTNERS' CAPITAL

Liabilities and partners' capital
     Partners' capital                           $ 1,760,148     $  2,253,338
                                                 --------------- ---------------

Total liabilities and partners' capital          $ 1,760,148     $  2,253,338
                                                 =============== ===============







                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(UNAUDITED)



--------------------------------------------------------------------------------------------------------------------------

                                                   For the three months ended        For the nine months ended September
                                                         September 30,                               30,
                                              -------------------------------------  -------------------------------------
                                                    2003               2002                2003               2002
                                              ------------------ ------------------  ------------------ ------------------
 INCOME:
    Interest                                  $    3,751         $   7,452           $    14,654        $    21,437
                                              ------------------ ------------------  ------------------ ------------------
                                              $    3,751         $   7,452           $    14,654        $    21,437
                                              ------------------ ------------------  ------------------ ------------------
 EXPENSES:
    Professional fees                              8,583            10,916                13,133             15,030
    Other                                            584                --                   584                 --
                                              ------------------ ------------------  ------------------ ------------------
                                                   9,167            10,916                13,717             15,030
                                              ------------------ ------------------  ------------------ ------------------
 Net income (loss)                            $   (5,416)        $  (3,464)           $      937        $     6,407
                                              ================== ==================  ================== ==================

 Net income (loss) per unit of limited
    partnership interest outstanding          $    (9.09)        $   (5.80)           $     1.57        $     10.75
                                              ================== ==================  ================== ==================






                       See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL


-------------------------------------------------------------------------------------------------------------------------
                                                                    Linnaeus-
                                                                     Phoenix
For the Nine Months Ended                       Winthrop            Associates                               Total
September 30, 2003 and 2002                  Financial Co.,          Limited         Investor Limited      Partners'
(Unaudited)                                       Inc.             Partnership           Partners           Capital
-------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2001                   $        (263,921)  $    (565,830)       $    2,475,302     $    1,645,551

Net income                                                 32              32                 6,343              6,407
                                            ------------------  -------------------  -----------------  -----------------

Balance, September 30, 2002                 $        (263,889)  $    (565,798)       $    2,481,645     $    1,651,958
                                            ==================  ===================  =================  =================

Balance December 31, 2002                   $        (260,894)  $    (562,803)       $    3,077,035     $    2,253,338

Net income                                                  5               5                   927                937

Contributions                                               -                    -            5,873              5,873

Distributions                                               -                    -         (500,000)          (500,000)
                                            ------------------  -------------------  -----------------  -----------------

Balance, September 30, 2003                 $        (260,889)  $    (562,798)       $    2,583,835     $    1,760,148
                                            ==================  ===================  =================  =================







                       See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------

For the Nine Months Ended
September 30, 2003 and 2002 (Unaudited)                         2003               2002
-----------------------------------------------------------------------------------------------
Cash flow from operating activities:
     Net income                                           $         937      $         6,407
                                                          ---------------    ------------------

Net cash provided by (used in) operating activities                 937                6,407
                                                          ---------------    ------------------

Cash flow from financing activities:
     Distributions to partners                                 (500,000)                   -
     Contributions from partners                                  5,873                    -
                                                          ------------------ ------------------

Net cash provided by (used in) financing activities            (494,127)                   -
                                                          ------------------ ------------------

Net increase (decrease) in cash and cash equivalents           (493,190)               6,407

Cash and cash equivalents at beginning of period              2,253,338            1,645,551
                                                          ------------------ ------------------

Cash and cash equivalents at end of period                $   1,760,148      $     1,651,958
                                                          ================== ==================








                       See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)


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

During the three months ended September 30, 2003 and September 30, 2002, the Operating Partnership did not make any distributions to the Partnership. In connection with the April 1995 restructuring, the Partnership is entitled to receive an annual distribution form the Operating Partnership as a reimbursement of the Partnership's administrative expenses and professional fees up to an annual maximum of $30,000 as well as its allocable share of all distributions after a preferred return to TKI Presidential Partners ("TKI"). In addition, the Operating Partnership distributes to the Partnership an amount equal to the amount of income allocated to the Partnership by the Operating Partnership in each year. On January 10, 2001, the Operating Partnership purchased the two mortgage notes from HUD by refinancing the Project with a new first mortgage loan secured by the Project with a third party lender. The new mortgage requires payments of interest only at a rate of 6.55% per annum and matures on February 1, 2011. As a result of the refinancing, the regulatory agreements with HUD and the Restructuring Agreement were terminated. Further, as a result of this refinancing, TKI's priority return was satisfied and the preferred return due HUD was extinguished. Accordingly, depending on the property's operating results, it is expected that the Partnership will receive annual distributions from the Operating Partnership.

The Partnership's liquidity based on cash and cash equivalents decreased by $493,190 to $1,760,148 at September 30, 2003 as compared to December 31, 2002 as a result of net distributions made to the limited partners of $494,127 (financing activities) during the first quarter of 2003 slightly offset by the net cash provided by operating activities of $937. It is expected that as long as the Partnership's administrative expenses do not exceed $30,000 in any year, any increase or decrease in the Partnership's cash and cash equivalents will be effected solely by distributions received from the Operating Partnership and distributions paid to partners.

The Partnership's liquid assets are currently thought to be sufficient for any near-term needs of the Partnership.

Results of Operations

The net loss increased by $1,952 for the three months ended September 30, 2003 to $5,416 as compared to a net loss of $3,464 for the three months ended September 30, 2002. For the nine months ended September 30, 2003, net income decreased to $937 as compared to net income of $6,407 for the nine months ended September 30, 2002. This increase in net loss and decrease in net income is due to a large decrease in interest income partially offset by a slight decrease in professional fees and other expenses. Interest income decreased due to reduced interest rates earned on the Partnership's cash and cash equivalents.

Item 3 - Controls and Procedures

The principal executive officer and principal financial officer of the Partnership's general partner have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c) and have determined that such disclosure controls and procedures are adequate. There has been no significant changes in the Registrant's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP


PART II - OTHER INFORMATION

Item 6.  Exhibit and Reports on Form 8-K

         a)   Exhibits:

              31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
              32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         b)   Reports on Form 8-K:

              None filed during the quarter ended September 30, 2003.

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

                                               PRESIDENTIAL ASSOCIATES I
                                               LIMITED PARTNERSHIP
                                               (Partnership)

                                               By:  Winthrop Financial Co., Inc.
                                                    Managing General Partner

Date: November 13, 2003                        By:    /s/ Thomas C. Staples
                                                   ----------------------------
                                                      Thomas C. Staples
                                                      Chief Financial Officer

Date: November 13, 2003                        By:   /s/ Michael L. Ashner
                                                   ----------------------------
                                                      Michael L. Ashner
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