Form 10KSB
period 2003-12-31
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2004-04-14
CIK 726666

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934


                                                                 Commission File
For the year ended December 31, 2003                             Number  0-12210
                   -----------------                                     -------


                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


       Maryland                                           04-2801596
-----------------------                       ---------------------------------
(State of organization)                       (IRS Employer Identification No.)


7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts        02114
-----------------------------------------------------------------     ----------
(Address of principal executive offices)                              (Zip Code)


Partnership's telephone number including area code:               (617) 570-4600
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Partnership's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Partnership's revenues for its most recent fiscal year were $18,473.

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

Development

         The Partnership was initially capitalized with contributions totaling $300 from the General Partners. In September 1983, the Partnership completed a private offering of 590 units of limited partnership interest (the "Units") pursuant to Regulation D under the Securities Act of 1933. The Partnership raised $59,000,000 in capital contributions from 545 investor limited partners (the "Limited Partners"). Of the $59,000,000 raised, $697,380 was received upon the Limited Partners' admission to the Partnership, and the balance was paid in installments pursuant to the terms of promissory notes (the "Investor Notes") delivered to the Partnership by the Limited Partners. The last installment was due on January 15, 1990. However, as of March 1, 2004, $38,310 of this installment remains uncollected.

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

         In order to implement the Restructuring Agreement and raise the $13,000,000 of new equity, a third party investor, TKI Presidential Partners ("TKI"), was admitted to the Operating Partnership as a general partner. TKI agreed to contribute $14,000,000 over a six year period (as required by the Restructuring Agreement with HUD) in exchange for a 79% general partnership interest in the Operating Partnership, 79% of all future distributions by the Operating Partnership of operating cash flow, a preferential return of its capital contribution from the proceeds of a sale or refinancing, 79% of all additional proceeds of a sale or refinancing, 100% of all future tax losses of the Operating Partnership and effective control, through rights to approve or initiate certain actions, over all major business decisions affecting the Operating Partnership. As a result of TKI's investment, the Partnership's interest in the Operating Partnership was reduced from a 94.99% limited partnership interest to a 19.998% limited partnership interest and certain control rights over major business decisions of the Operating Partnership were transferred to TKI. As of December 31, 2001, TKI had funded all of its $14,000,000 obligation. Pursuant to the terms of the Partnership Agreement of the Operating Partnership, the Partnership is entitled to receive a distribution from the Operating Partnership to reimburse it for its administrative expenses and professional fees up to an annual maximum of $30,000. In addition, the Operating Partnership made distributions to the Partnership during 2002 and 2003 of $799,920 and $0, respectively.

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

         As of March 1, 2004, there were approximately 527 holders of 590 outstanding Units.

         The Partnership Agreement requires that Cash Flow (as defined therein) be distributed to the partners in specified proportions at reasonable intervals during the fiscal year and in any event no later than 60 days after the close of each fiscal year. There are no restrictions on the Partnership's present or future ability to make distributions of cash flow. For the years ended December 31, 2002 and 2003, the Partnership made distributions to its limited partners of approximately $197,980 ($335.56 per unit) and $500,000 ($847.46 per Unit), respectively, and $1,000 and $2,500 to each of the General Partner and the special limited partner. See Item 6 "Management's Discussion and Analysis or Plan of Operation" for the Partnership's ability to make distributions in the future.

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

Liquidity and Capital Resources

         The Partnership's primary source of liquidity is distributions from the Operating Partnership. As a result of the restructuring, the Partnership is entitled to receive a distribution from the Operating Partnership to reimburse it for its administrative expenses and professional fees up to an annual maximum of $30,000 to cover these costs. During 2003, the Partnership did not receive any distributions from the Operating Partnership as compared to distributions totaling $799,920 from the Operating Partnership in 2002. On January 10, 2001, the Operating Partnership purchased the two mortgage notes from HUD by refinancing the Project with a new first mortgage loan secured by the Project with a third party lender. The new mortgage requires payments of interest only at a rate of 6.55% per annum and matures on February 1, 2011. As a result of the refinancing, the regulatory agreements with HUD and the Restructuring Agreement were terminated. As a result of this refinancing, TKI's priority return was satisfied and the preferred return due HUD was extinguished. Accordingly, the Partnership may receive distributions from the Operating Partnership if the property's operating results generate sufficient revenue. Based on the Operating Partnership's operating results in 2003, the general partner of the Operating Partnership elected not to make a distribution to the Partnership for 2003. There can be no assurance that the Operating Partnership will make any future distributions from operations to the Partnership in the future.

         The Partnership's liquidity, based on its cash and cash equivalents, was $1,759,889 December 31, 2003 as compared to $2,253,338 at December 31, 2002.
This decrease was due to $678 of cash provided by operating activities which was more than offset by $494,127 of cash used in financing activities. Cash used in financing activities consisted of $500,000 of distributions to partners which was slightly offset by $5,873 of contributions from investor limited partners.

         The Partnership's liquid assets currently thought to be sufficient for any near-term needs of the Partnership.

Results of Operations

         The Partnership's net income for the year ended December 31, 2003 was $687 as compared to $805,418 for the year ended December 31, 2002. This decrease was due primarily to no distributions from the Operating Partnership being received in 2003 as compared to a $799,920 distribution for the year ended December 31, 2002. This decrease was due to the refinancing of the Operating Partnership's loan during the year ended December 31, 2001, the final distribution of which was paid in 2002. Also contributing to the decrease in net income was a decrease in interest income of $7,757 due to reduced cash reserves. Slightly offsetting these decreases was a decrease in expenses of $2,937 for the comparable periods.

         As discussed above, future operating results of the Partnership are subject to the Operating Partnership's ability to make distributions to the Partnership. Expenses are expected to remain relatively constant for future periods.

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

                          INDEPENDENT AUDITORS' REPORT


To the Partners
Presidential Associates I Limited Partnership

         We have audited the accompanying balance sheets of Presidential Associates I Limited Partnership as of December 31, 2003 and 2002, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the operating partnership in which Presidential Associates I Limited Partnership owns a limited partnership interest. The financial statements of this partnership were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to information relating to this partnership, is based solely on the report of the other auditors.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

         In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Presidential Associates I Limited Partnership as of December 31, 2003 and 2002, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




Bethesda, Maryland
March 31, 2004

                  Presidential Associates I Limited Partnership

                                 BALANCE SHEETS

                            Years ended December 31,


                                     ASSETS

                                                        2003         2002
                                                     ----------   ----------

Cash and cash equivalents                            $1,759,889   $2,253,338
                                                     ----------   ----------

                                                     $1,759,889   $2,253,338
                                                     ==========   ==========


                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)


PARTNERS' EQUITY (DEFICIT)                           $1,759,889   $2,253,338
                                                     ----------   ----------

                                                     $1,759,889   $2,253,338
                                                     ==========   ==========




                        See notes to financial statements

                  Presidential Associates I Limited Partnership

                              STATEMENTS OF INCOME

                            Years ended December 31,


                                                           2003           2002
                                                         -------        -------
Expenses
      Other                                              $17,795        $20,732
                                                         -------        -------
                                                         (17,795)       (20,732)

Other income
      Distribution from operating partnership                  -        799,920
      Interest income                                     18,473         26,230
                                                         -------        -------
         NET INCOME                                         $678       $805,418
                                                         =======        =======
Units of investor limited partnership interest
 outstanding                                                 590            590
                                                         =======        =======
Net income allocated to general partner                       $3         $4,027
                                                         =======        =======
Net income allocated to special limited partner               $3         $4,027
                                                         =======        =======
Net income allocated to investor limited partners           $672       $797,364
                                                         =======        =======
Net income per unit of investor limited partnership
 interest outstanding                                        $1         $1,351
                                                         =======        =======


                        See notes to financial statements

                  Presidential Associates I Limited Partnership

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                     Years ended December 31, 2003 and 2002

                                                      Special limited
                               General partner            partner
                               ---------------            -------
                                  Winthrop            Linnaeus Phoenix
                                  Financial          Associates Limited     Investor limited
                                Company, Inc.           Partnership             partners              Total
                                -------------           -----------             --------              -----
Partners' equity (deficit),
   December 31, 2001              $(263,921)             $(565,830)             $2,475,302         $1,645,551

Capital contributions                    100                      -                 46,532             46,632

Less capital contributions
   not yet received                    (100)                      -               (44,183)           (44,283)

Distributions                        (1,000)                (1,000)              (197,980)          (199,980)

Net income                             4,027                  4,027                797,364            805,418
                                  ---------              ---------              ----------         ----------

Partners' equity (deficit),
   December 31, 2002               (260,894)              (562,803)              3,077,035          2,253,338

Capital contributions                    100                      -                 44,183             44,283

Less capital contributions
   not yet received                    (100)                      -               (38,310)           (38,410)

Distributions                        (2,500)                (2,500)              (495,000)          (500,000)

Net income                                 3                      3                    672                678
                                  ---------              ---------              ----------         ----------

Partners' equity (deficit),
   December 31, 2003              $(263,391)             $(565,300)             $2,588,580         $1,759,889
                                  =========              =========              ==========         ==========

                        See notes to financial statements

                            STATEMENTS OF CASH FLOWS

                            Years ended December 31,


                                                                           2003               2002
                                                                           ----               ----
Cash flows from operating activities
   Net income                                                                 $678          $805,418
                                                                        ----------        ----------

               Net cash provided by operating activities                       678           805,418
                                                                        ----------        ----------

Cash flows from financing activities
   Distributions to partners                                              (500,000)         (199,980)
   Contributions from investor limited partners                              5,873             2,349
                                                                        ----------        ----------

               Net cash used in financing activities                      (494,127)         (197,631)
                                                                        ----------        ----------

               NET INCREASE (DECREASE) IN CASH
                  AND CASH EQUIVALENTS                                    (493,449)          607,787

Cash and cash equivalents, beginning                                     2,253,338         1,645,551
                                                                        ----------        ----------

Cash and cash equivalents, end                                          $1,759,889        $2,253,338
                                                                        ==========        ==========



                        See notes to financial statements

                  Presidential Associates I Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2003 and 2002

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

                  Presidential Associates I Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2003 and 2002


NOTE B - CONCENTRATION OF CREDIT RISK

     The partnership maintains its cash balances in two banks. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 2003, the uninsured portion of the cash balances was $1,562,018.

NOTE C - INVESTMENT IN OPERATING PARTNERSHIP

     The partnership holds a 19.998% interest in the operating partnership which constructed, owns and operates four 49-story residential and commercial towers in Chicago, Illinois. Losses from the operating partnership are allocated to one of the general partners. Special allocations apply to the allocation of the proceeds of capital transactions and cancellation of indebtedness.

     The following is a summary of the financial position of the operating partnership at December 31, 2003 and 2002, and a summary of its results of operations for the years then ended, prepared in conformity with accounting principles generally accepted in the United States of America.

                  Presidential Associates I Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2003 and 2002


NOTE C - INVESTMENT IN OPERATING PARTNERSHIP (Continued)

                                 BALANCE SHEETS
                                                                2003             2002
                                                           -------------    -------------
ASSETS
   Buildings, improvements and personal property, net of
     accumulated depreciation of $109,743,484 and
     $103,674,168, respectively                            $  44,949,145    $  49,818,089

   Land                                                        7,798,111        7,798,111

   Other assets                                                7,998,684        7,456,357
                                                           ------------------------------

   Total assets                                            $  60,745,940    $  65,072,557
                                                           =============    =============
LIABILITIES
   Mortgages payable                                       $ 133,000,000    $ 133,000,000

   Other liabilities                                           8,610,181        8,286,109
                                                           -------------    -------------

                                                             141,610,181      141,286,109
Partners' deficit                                            (80,864,241)     (76,213,552)
                                                           -------------    -------------

                                                           $  60,745,940    $  65,072,557
                                                           =============    =============


                            STATEMENTS OF OPERATIONS
                                                                2003             2002
                                                           -------------    -------------
Revenue
   Rental                                                   $ 28,618,046     $ 29,928,647

   Other                                                       1,609,022        1,566,497

   Interest                                                       19,502           52,510
                                                           -------------    -------------
                                                              30,246,570       31,547,654
                                                           -------------    -------------
Expenses
Operating expenses                                            28,279,655       26,670,645

Amortization                                                     146,387          142,454

Depreciation                                                   6,471,217        6,625,942
                                                           -------------    -------------
                                                              34,897,259       33,439,041
                                                           -------------    -------------

     NET LOSS                                               $ (4,650,689)    $ (1,891,387)
                                                           =============    =============

     The unrecognized portion of cumulative losses will be offset against the partnership's share of future income from Presidential Towers, Ltd. The cumulative unrecognized loss at December 31, 2003 and 2002 is $28,517,667.

NOTE D - RECONCILIATION OF NET INCOME

     There are no differences between the partnership's income for tax and financial statement purposes for 2003 and 2002.

     In addition, there is no difference between buildings and improvements as recorded for tax purposes and financial statement purposes by the operating partnership for 2003 and 2002.

     The difference between the investment in the operating partnership for tax purposes and financial statement purposes is due to the difference in the losses not recognized under the equity method of accounting which are recorded for income tax purposes as well as a gain on extinguishment of debt in prior years which was recorded for financial statement purposes only. The balance of the investment in the operating partnership for tax purposes is $(83,990,155) at December 31, 2003 and 2002.

NOTE E - RELATED PARTY TRANSACTION

     Pursuant to the terms of the partnership agreement of the operating partnership, the partnership is entitled to receive a distribution from the operating partnership to reimburse it for its administrative expenses and professional fees up to an annual maximum of $30,000. During 2003 and 2002, $24,000 and $30,000 was distributed to the partnership by the operating partnership as reimbursement of reimbursable expenses incurred by the partnership.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


     None.

Item 8A. Controls and Procedures

As of the end of the period covered by this annual report on Form 10-KSB, an evaluation was carried out under the supervision and with the participation of the General Partner's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures (as such term is defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934). Based on that evaluation, the General Partner's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a- 15 (f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The Partnership has no officers or directors. Winthrop Financial manages and controls substantially all of the Partnership affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2003, names of the directors and executive officers of Winthrop Financial and the position held by each of them are as follows:


                                                                 Has Served as a
                      Position Held with the                       Director or
Name                  Managing General Partner                    Officer Since
----                  ------------------------                    -------------

Michael L. Ashner     Chief Executive Officer and Director             1-96

Thomas C. Staples     Chief Financial Officer                          1-99

Peter Braverman       Executive Vice President and Director            1-96

Carolyn Tiffany       Chief Operating Officer and Clerk               10-95


         Mr. Ashner, age 51, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership and its affiliates ("WFA"), since January 1996. Mr. Ashner is also the Chief Executive Officer of Newkirk MLP Corp., the manager of the general partner of The Newkirk Master Limited Partnership ("Newkirk") as well as the Chief Executive Officer of each of Shelbourne Properties I, Inc., Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc., three separate publicly traded real estate investment trusts listed on the American Stock Exchange and that are currently liquidating, and First Union Real Estate Equity and Mortgage Investments ("First Union"), a real estate investment trust listed on the New York Stock Exchange. Since August 2001, Mr. Ashner has also served as Chief Executive Officer of AP-Fairfield GP, LLC, the general partner of Fairfield Inn By Marriott Limited Partnership, an entity that owns and operates 46 Fairfield Inns. Mr. Ashner also currently serves on the Boards of Directors of the following publicly traded companies:
Greate Bay Hotel and Casino Inc., a hotel and casino operator, Shelbourne Properties I, Inc., Shelbourne Properties II, Inc. and NBTY Inc., a manufacturer, marketer and retailer of nutritional supplements.

         Mr. Braverman, age 52, has been the Executive Vice President of WFA since January 1996. Mr. Braverman is also the Executive Vice President of Newkirk as well as each of Shelbourne I, II, and III and First Union. Mr. Braverman has also served as the Executive Vice President of AP-Fairfield GP, LLC since August 2001. Mr. Braverman also currently serves on the Board of Director of each of Shelbourne Properties I, II and III.

         Ms. Tiffany, age 37, has been the Chief Operating Officer of WFA since December 1997. Ms. Tiffany is also the Vice President, Treasurer, Secretary and Chief Financial Officer of

Shelbourne Properties I, II and III, and the Chief Operating Officer and Secretary of Newkirk and First Union. In addition, Ms. Tiffany is the Chief Operating Officer of AP-Fairfield GP, LLC since August 2001.

         Mr. Staples, age 48, has been has been with WFA since 1995 and has served as its Chief Financial Officer since January 1999. Mr. Staples also serves as the Chief Financial Officer of First Union and Newkirk and is the Assistant Treasurer of Shelbourne Properties I, II and III. He also serves as Chief Financial Officer and Treasurer of AP-Fairfield GP, LLC. Mr. Staples is a certified public accountant.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of numerous limited partnerships which either have a class of securities registered pursuant to
Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act.

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

         Pursuant to the terms of the partnership agreement of the Operating Partnership, the Partnership is entitled to receive a distribution from the Operating Partnership to reimburse it for its administrative expenses and professional fees up to an annual maximum of $30,000. During 2003 and 2002, $24,000 and $30,000 was distributed to the Partnership by the Operating Partnership as reimbursement of reimbursable expenses incurred by the Partnership.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Exhibits:

     The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b) Reports on Form 8-K - None

Item 14. Principal Accounting Fees and Services

The Managing General Partner has reappointed Reznick Fedder and Silverman LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit Fees. The Partnership paid to Reznick Fedder and Silverman, LLP audit fees of approximately $14,600 and $14,800 for the years ended December 31, 2003 and 2002, respectively.

Audit Related Fees. The Partnership paid to Reznick Fedder and Silverman, LLP audit related fees of approximately $5,028 and $4,240 for the years ended December 31, 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Reznick Fedder and Silverman, LLP fees for tax services of approximately $5,000 for each of the years ended December 31, 2003 and 2002.

Other Fees. The Partnership did not pay any other fees to Reznick Fedder and Silverman for the years ended December 31, 2003 and 2002.

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

                                            PRESIDENTIAL ASSOCIATES I LIMITED
                                            PARTNERSHIP

                                            By: Winthrop Financial Co., Inc.,
                                                Managing General Partner

                                                By: /s/ Michael L. Ashner
                                                    ----------------------------
                                                     Michael Ashner
                                                     Chief Executive Officer

                                                     Date:  April 12, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Signature/Name                 Title                               Date
--------------                 -----                               ----

/s/ Michael L. Ashner         Chief Executive Officer             April 12, 2004
---------------------
Michael L. Ashner               and Director


/s/ Thomas Staples            Chief Financial Officer             April 12, 2004
------------------
Thomas Staples


/s/ Peter Braverman           Executive Vice President            April 12, 2004
-------------------
Peter Braverman                 and Director

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

31                Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002               27

32                Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.               31

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