Form 10QSB
period 2004-03-31
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2004-05-11
CIK 726666

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 2004              Commission File Number 0-12210
                      --------------                                     -------

                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
        (exact name of small business issuer as specified in its charter)


            Maryland                                   04-2801764
-----------------------------------         ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)



7 Bulfinch Place, Suite 500, Boston, MA                  02114
---------------------------------------     ------------------------------------
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
BALANCE SHEETS


--------------------------------------------------------------------------------
                                                    March 31,       December 31,
                                                       2004             2003
                                                   (Unaudited)       (Audited)
--------------------------------------------------------------------------------

                                     ASSETS
Assets
     Cash and cash equivalents                  $    1,758,760   $     1,759,889

Total assets                                    $    1,758,760   $     1,759,889
                                                ==============   ===============


                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities and partners' capital
     Accounts payable                           $            -   $             -
     Partners' capital                               1,758,760         1,759,889
                                                --------------   ---------------

Total liabilities and partners' capital         $    1,758,760   $     1,759,889
                                                ==============   ===============



                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP


STATEMENTS OF OPERATIONS
(UNAUDITED)

For the Three Months Ended March 31, 2004 and 2003
(Unaudited)


                                                       2004            2003
                                                  ------------------------------
INCOME:
   Distribution from Operating Partnership        $          -    $            -
   Interest                                              3,899             5,993
                                                  -------------   --------------
                                                         3,899             5,993
                                                  -------------   --------------
EXPENSES:
   Legal                                                 3,000                 -
   Other                                                 2,028                 -
                                                  -------------   --------------
                                                         5,028                 -
                                                  -------------   --------------
Net income (loss)                                 $     (1,129)   $        5,993
                                                  =============   ==============
Net income per unit of limited
   partnership interest outstanding               $      (1.90)   $        10.06
                                                  =============   ==============


                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

--------------------------------------------------------------------------------


                                                  Linnaeus-Phoenix
For the Three Months Ended           Winthrop        Associates       Investor        Total
March 31, 2004 and 2003           Financial Co.,      Limited         Limited       Partners'
(Unaudited)                            Inc.         Partnership       Partners       Capital
------------------------------------------------------------------------------------------------
Balance December 31, 2002        $     (260,894)  $    (562,803)  $    3,077,035  $   2,253,338

Net income                                   30              30            5,933          5,993

Contributions                                 -               -            5,873          5,873

Distributions                                 -               -         (500,000)      (500,000)
                                 ---------------  --------------  -------------- ---------------

Balance, March 31, 2003          $      (260,864) $    (562,773)  $    2,588,841  $   1,765,204
                                 ===============  ==============  ============== ===============

Balance December 31, 2003        $     (263,391)  $    (565,300)  $    2,588,580  $   1,759,889

Net income                                   (6)             (6)          (1,117)        (1,129)
                                 ---------------  --------------- -------------- ---------------
Balance, March 31, 2004          $     (263,397)  $    (565,306)  $    2,587,463  $   1,758,760
                                 ===============  =============== ============== ===============




                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

For the Three Months Ended
March 31, 2004 and 2003 (Unaudited)                           2004        2003
--------------------------------------------------------------------------------
Cash flow from operating activities:
    Net income (loss)                                  $    (1,129)  $    5,993
    Adjustments to reconcile net income to
       net cash used in operating activities:
          Increase in other assets                               -       (5,975)
                                                       ------------- -----------
Net cash provided by (used in) operating activities         (1,129)          18
                                                       ------------- -----------
Cash flows from financing activities:
    Distributions to partners                                    -     (500,000)
    Contributions from partners                                  -        5,873
                                                       ------------- -----------
Net cash provided by (used in) financing activities              -     (494,127)
                                                       ------------- -----------
Net increase (decrease) in cash and cash equivalents        (1,129)    (494,109)

Cash and cash equivalents at beginning of period         1,759,889    2,253,338
                                                       ------------- -----------

Cash and cash equivalents at end of period             $ 1,758,760   $1,759,229
                                                       ============= ===========

                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)


1.   ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include all adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2003.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 2004.

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

3.   TAXABLE LOSS

The Partnership's taxable income for 2004 is not expected to differ from that for financial reporting purposes.

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

During the three months ended March 31, 2004 and March 31, 2003, the Operating Partnership did not make any distributions to the Partnership. In connection with the April 1995 restructuring, the Partnership is entitled to receive an annual distribution from the Operating Partnership as a reimbursement of the Partnership's administrative expenses and professional fees up to an annual maximum of $30,000 as well as its allocable share of all distributions after a preferred return to TKI Presidential Partners ("TKI"). In addition, the Operating Partnership distributes to the Partnership an amount equal to the amount of income allocated to the Partnership by the Operating Partnership in each year. On January 10, 2001, the Operating Partnership purchased the two mortgage notes from HUD by refinancing the Project with a new first mortgage loan secured by the Project with a third party lender. The new mortgage requires payments of interest only at a rate of 6.55% per annum and matures on February 1, 2011. As a result of the refinancing, the regulatory agreements with HUD and the Restructuring Agreement were terminated. Further, as a result of this refinancing, TKI's priority return was satisfied and the preferred return due HUD was extinguished. Accordingly, depending on the property's operating results, it is expected that the Partnership will receive annual distributions from the Operating Partnership.

The Partnership's liquidity based on cash and cash equivalents decreased by $1,129 to $1,758,760 at March 31, 2004 as compared to December 31, 2003 due to operating expenses exceeding interest income by that amount. It is expected that so long as the Partnership's

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)


Liquidity and Capital Resources (Continued)

administrative expenses do not exceed $30,000 in any year, unless the Operating Partnership makes a distribution, the Partnership's cash and cash equivalents will remain relatively constant until the Operating Partnership is liquidated.

The Partnership's liquid assets are currently thought to be sufficient for any near-term needs of the Partnership.

Results of Operations

Net income decreased by $7,122 for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 due to less interest income earned on the cash accounts and an increase in operating expenses.

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

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP


PART II - OTHER INFORMATION

Item 6. Exhibit and Reports on Form 8-K

        a)    Exhibits:

        31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        b)    Reports on Form 8-K:

              None filed during the quarter ended March 31, 2004.

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

                                               PRESIDENTIAL ASSOCIATES I
                                               LIMITED PARTNERSHIP
                                               (Partnership)

                                               By:  Winthrop Financial Co., Inc.
                                                    Managing General Partner

Date: May 11, 2004                             By:  /s/ Thomas C. Staples
                                                   -----------------------------
                                                    Thomas C. Staples
                                                    Chief Financial Officer

Date: May 11, 2004                             By:  /s/ Michael L. Ashner
                                                   -----------------------------
                                                    Michael L. Ashner
                                                    Chief Executive Officer

                                  EXHIBIT INDEX


Exhibit No.                                                                             Page
-----------                                                                             ----
31          Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002     12

32          Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.     16
