Form 10QSB
period 2004-06-30
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2004-08-17
CIK 726666

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004               Commission File Number 0-12210
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
                                                      (Unaudited)    (Audited)
--------------------------------------------------------------------------------

                                     ASSETS

Assets
     Cash and cash equivalents                        $1,934,649      $1,759,889
                                                      ----------      ----------
     Accounts receivable                                  30,000            --
                                                      ----------      ----------

Total assets                                          $1,964,649      $1,759,889
                                                      ==========      ==========

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities and partners' capital
     Accounts payable                                 $     --        $     --
     Partners' capital                                 1,964,649       1,759,889
                                                      ----------      ----------

Total liabilities and partners' capital               $1,964,649      $1,759,889
                                                      ==========      ==========

                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(UNAUDITED)

For the Six Months Ended June 30, 2004 and 2003
(Unaudited)

                                                            2004          2003
                                                          ----------------------

INCOME:
   Distribution from Operating Partnership                $199,980      $   --
   Interest                                                  7,753        10,902
                                                          --------      --------
                                                           207,733        10,902
                                                          --------      --------

EXPENSES:
   Legal                                                      --            --
   Other                                                     2,973         4,549
                                                          --------      --------
                                                             2,973         4,549
                                                          --------      --------

Net income                                                $204,760      $  6,353
                                                          ========      ========
Net income per unit of limited
   partnership interest outstanding                       $ 343.58      $  10.66
                                                          ========      ========

                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

---------------------------------------------------------------------------------------------------------------------------
                                                          Linnaeus-Phoenix
For the Six Months Ended           Winthrop                  Associates                                         Total
June 30, 2004 and 2003          Financial Co.,                Limited                Investor Limited         Partners'
(Unaudited)                          Inc.                   Partnership                  Partners              Capital
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002      $  (260,894)                 (562,803)                  $ 3,077,035           $ 2,253,338

Net income                               64                        64                         6,225                 6,353

Contributions                          --                        --                           5,873                 5,873

Distributions                          --                        --                        (500,000)             (500,000)
                                -----------               -----------                   -----------           -----------

Balance, June 30, 2003          $  (260,830)                 (562,739)                  $ 2,589,133           $ 1,765,564
                                ===========               ===========                   ===========           ===========

Balance, December 31, 2003      $  (263,391)                 (565,300)                  $ 2,588,580           $ 1,759,889

Net income                            1,023                     1,023                       202,714               204,760
                                -----------               -----------                   -----------           -----------

Balance, June 30, 2004          $  (262,368)                 (564,277)                  $ 2,791,294           $ 1,964,649
                                ===========               ===========                   ===========           ===========

                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------

For the Six Months Ended
June 30, 2004 and 2003 (Unaudited)                            2004              2003
----------------------------------------------------------------------------------------

Cash flow from operating activities:
    Net income (loss)                                     $   204,760       $     6,353
    Adjustments to reconcile net income to
       net cash used in operating activities:
          Increase in other assets                            (30,000)          (30,000)
                                                          -----------       -----------

Net cash provided by (used in) operating activities           174,760           (23,647)
                                                          -----------       -----------

Cash flows from financing activities:
    Distributions to partners                                    --            (500,000)
    Contributions from partners                                  --               5,873
                                                          -----------       -----------

Net cash provided by (used in) financing activities              --            (494,127)
                                                          -----------       -----------

Net increase (decrease) in cash and cash equivalents          174,760          (517,774)

Cash and cash equivalents at beginning of period            1,759,889         2,253,338
                                                          -----------       -----------

Cash and cash equivalents at end of period                $ 1,934,649       $ 1,735,564
                                                          ===========       ===========

                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
June 30, 2004
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

During the six months ended June 30, 2004 the Operating Partnership paid a distribution to the Partnership in the amount of $199,980. The Operating
Partnership did not make any distributions to the Partnership during the six months ended June 30, 2003. In connection with the April 1995 restructuring, the
Partnership is entitled to receive an annual distribution from the Operating
Partnership as a reimbursement of the Partnership's administrative expenses and professional fees up to an annual maximum of $30,000 as well as its allocable share of all distributions after a preferred return to TKI Presidential Partners
("TKI"). In addition, the Operating Partnership distributes to the Partnership an amount equal to the amount of income allocated to the Partnership by the
Operating Partnership in each year. On January 10, 2001, the Operating
Partnership purchased the two mortgage notes from HUD by refinancing the Project with a new first mortgage loan secured by the Project with a third party lender.
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

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)

Liquidity and Capital Resources (Continued)

The Partnership's liquidity based on cash and cash equivalents increased by
$174,760 to $1,934,649 at June 30, 2004 as compared to December 31, 2003 primarily due to a distribution from the Operating Partnership. It is expected that so long as the Partnership's administrative expenses do not exceed $30,000 in any year, unless the Operating Partnership makes a distribution, the
Partnership's cash and cash equivalents will remain relatively constant until the Operating Partnership is liquidated.

The Partnership's liquid assets are currently thought to be sufficient for any near-term needs of the Partnership.

Results of Operations

Net income increased by $198,407 for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 primarily due to a distribution received from the Operating Partnership.

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

PART II - OTHER INFORMATION

Item 6.  Exhibit and Reports on Form 8-K

     a) Exhibits:

     31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b) Reports on Form 8-K:

        None filed during the quarter ended June 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PRESIDENTIAL ASSOCIATES I
                                      LIMITED PARTNERSHIP
                                      (Partnership)

                                      By: Winthrop Financial Co., Inc.
                                          Managing General Partner

Date: August 13, 2004                 By: /s/ Thomas C. Staples
                                          ----------------------------
                                          Thomas C. Staples
                                          Chief Financial Officer

Date: August 13, 2004                 By:  /s/ Michael L. Ashner
                                          ----------------------------
                                          Michael L. Ashner
                                          Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit No.                                                                                        Page

31                Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002          12

32                Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002           16

