Form 10QSB
period 2004-09-30
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2004-11-15
CIK 726666

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004	Commission File Number 0-12210

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

(exact name of small business issuer as specified in its charter)

Maryland	04-2801764
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Bulfinch Place, Suite 500, Boston, MA	02114
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (617) 570-4600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒         NO ☐

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

PART 1 - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)

ASSETS

Assets
Cash and cash equivalents	$1,732,565	$1,759,889
Accounts receivable	30,000	—

Total assets	$1,762,565	$1,759,889

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities and partners’ capital
Accounts payable	$—	$—
Partners’ capital	1,762,565	1,759,889

Total liabilities and partners’ capital	$1,762,565	$1,759,889

See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30		For the nine months ended September 30
	2004	2003	2004	2003

INCOME:
Distribution from Operating Partnership	$—	$—	$199,980	$—
Interest	3,928	3,751	11,681	14,654

	3,928	3,751	211,661	14,654

EXPENSES:
Legal and Professional Services	7,774	8,583	7,774	13,133
Other	606	584	3,579	584

	8,380	9,167	11,353	13,717

Net income (loss)	$(4,452)	$(5,416)	$200,308	$937

Net income (loss) per unit of limited partnership interest outstanding	$(7.47)	$(9.09)	$336.11	$1.57

See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the Nine Months Ended September 30, 2004 and 2003 (Unaudited)	Winthrop Financial Co., Inc.	Linnaeus- Phoenix Associates Limited Partnership	Investor Limited Partners	Total Partners’ Capital

Balance, December 31, 2002	$(260,894)	$(562,803)	$3,077,035	$2,253,338

Net income	5	5	927	937

Contributions	—	—	5,873	5,873

Distributions	—	—	(500,000)	(500,000)

Balance, September 30, 2003	$(260,889)	$(562,798)	$2,583,835	$1,760,148

Balance, December 31, 2003	$(263,391)	$(565,300)	$2,588,580	$1,759,889

Net income	1,002	1,002	198,304	200,308

Contributions	—	—	2,348	2,348

Distributions	—	—	(199,980)	(199,980)

Balance, September 30, 2004	$(262,389)	$(564,298)	$2,589,252	$1,762,565

See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2004 and 2003 (Unaudited)	2004	2003

Cash flow from operating activities:
Net income (loss)	$200,308	$937
Adjustments to reconcile net income to net cash used in operating activities:
Increase in other assets	(30,000)	—

Net cash provided by (used in) operating activities	170,308	937

Cash flows from financing activities:
Distributions to partners	(199,980)	(500,000)
Contributions from partners	2,348	5,873

Net cash provided by (used in) financing activities	(197,632)	(494,127)

Net increase (decrease) in cash and cash equivalents	(27,324)	(493,190)

Cash and cash equivalents at beginning of period	1,759,889	2,253,338

Cash and cash equivalents at end of period	$1,732,565	$1,760,148

See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

1.             ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The Partnership’s accounting and financial reporting policies are in conformity with generally accepted accounting principles and include all adjustments in interim periods considered necessary for a fair presentation of the results of operations.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

The accompanying financial statements reflect the Partnership’s results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 2004.

2.             INVESTMENT IN OPERATING PARTNERSHIP

The Partnership accounts for its investment in Presidential Towers, Ltd. (the “Operating Partnership”) using the equity method of accounting.  Under the equity method of accounting, the initial investment is recorded at cost, increased or decreased by the Partnership’s share of income or losses, and decreased by distributions.  Equity in the loss of the Operating Partnership is no longer recognized once the investment balance reaches zero.

The loss from the Operating Partnership, not recognized since the investment balance reached zero, will be offset against the Partnership’s share of future income from the Operating Partnership.

3.             TAXABLE LOSS

The Partnership’s taxable income for 2004 is not expected to differ from that for financial reporting purposes.

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.)  The discussion of the Partnership’s business and results of operations, including forward-looking statements pertaining to such matters does not take into account the effects of any changes to the Partnership’s business and results of operations.  Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

Liquidity and Capital Resources

The Partnership’s primary source of liquidity is distributions from Presidential Towers Ltd., an Illinois limited partnership (the “Operating Partnership”).  As a result of a significant restructuring of the ownership and debt of the Operating Partnership that was finalized in April 1995, the Partnership currently holds a 19.998% limited partnership interest in the Operating Partnership.  The Partnership is responsible for paying various administrative costs associated with monitoring the Partnership’s investment in the Operating Partnership, and paying various professional fees associated with the affairs of the Partnership.

During the nine months ended September 30, 2004 the Operating Partnership paid a distribution to the Partnership in the amount of $199,980.  The Operating Partnership did not make any distribution to the Partnership during the nine months ended September 30, 2003.  In connection with the April 1995 restructuring, the Partnership is entitled to receive an annual distribution from the Operating Partnership as a reimbursement of the Partnership’s administrative expenses and professional fees up to an annual maximum of $30,000 as well as its allocable share of all distributions after a preferred return to TKI Presidential Partners (“TKI”).  In addition, the Operating Partnership distributes to the Partnership an amount equal to the amount of income allocated to the Partnership by the Operating Partnership in each year.  On January 10, 2001, the Operating Partnership purchased the two mortgage notes from HUD by refinancing the Project with a new first mortgage loan secured by the Project with a third party lender.  The new mortgage requires payments of interest only at a rate of 6.55% per annum and matures on February 1, 2011.  As a result of the refinancing, the regulatory agreements with HUD and the Restructuring Agreement were terminated.  Further, as a result of this refinancing, TKI’s priority return was satisfied and the preferred return due HUD was extinguished.  Accordingly, depending on the property’s operating results, it is expected that the Partnership will receive annual distributions from the Operating Partnership.

The Partnership’s liquidity based on cash and cash equivalents decreased by $27,324 to $1,732,565 at September 30, 2004 as compared to December 31, 2003.  This decrease as due to $170,308 of cash provided by operating activities being more than offset by $197,980 of cash used in financing activities.  Cash used in financing activities consisted of a $199,980 distribution by the Partnership to its partners which was slightly offset by $2,348 of contributions form partners.  It is expected that so long as the Partnership’s administrative expenses do not exceed $30,000 in any year, unless the Operating Partnership makes a distribution, the Partnership’s cash and cash equivalents will remain relatively constant until the Operating Partnership is liquidated.

The Partnership’s liquid assets are currently thought to be sufficient for any near-term needs of the Partnership.

Results of Operations

Net income increased by $199,371 for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 due to an increase in income of $197,007 and a decrease in expenses of $2,364.  The increase in income is attributable to a $199,980 distribution received from the Operating Partnership partially offset by a decrease in interest income.  Net loss for the three months ended September 30, 2004 decreased to $4,452 as compared to a net loss of $5,416 for the three months ended September 30, 2003 due to an increase in income and a decrease in expenses.

ITEM 3 - CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Partnership’s general partner have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c)) and have determined that such disclosure controls and procedures are adequate.  There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect such internal controls since the date of evaluation.  Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.

PART II - OTHER INFORMATION

Item 6.  Exhibit

31            Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32            Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
(Partnership)

	By:	Winthrop Financial Co., Inc.
Managing General Partner

Date: November 12, 2004	By:	/s/ Thomas C. Staples
Thomas C. Staples
Chief Financial Officer

Date: November 12, 2004	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002