Form 10KSB
period 2004-12-31
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2005-04-18
CIK 726666

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                                                                 Commission File
For the year ended December 31, 2004                             Number 0-12210
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

Indicate by check mark whether the Partnership (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Partnership was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Partnership's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The Partnership's revenues for its most recent fiscal year were $215,789.

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

      The general partners of the Partnership are Winthrop Financial Co., Inc., a Massachusetts corporation ("Winthrop Financial"), and Linnaeus-Phoenix Associates Limited Partnership ("Linnaeus-Phoenix"). Winthrop Financial is the Partnership's managing general partner. Collectively, Winthrop Financial and Linnaeus-Phoenix are referred to herein as the "General Partners." Winthrop Financial is a wholly-owned subsidiary of First Winthrop Corporation. See "Employees" below.

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

Development

      The Partnership was initially capitalized with contributions totaling $300 from the General Partners. In September 1983, the Partnership completed a private offering of 590 units of limited partnership interest (the "Units") pursuant to Regulation D under the Securities Act of 1933. The Partnership raised $59,000,000 in capital contributions from 545 investor limited partners (the "Limited Partners"). Of the $59,000,000 raised, $697,380 was received upon the Limited Partners' admission to the Partnership, and the balance was paid in installments pursuant to the terms of promissory notes (the "Investor Notes") delivered to the Partnership by the Limited Partners. The last installment was due on January 15, 1990. However, as of March 1, 2005, $21,866 of this installment remains uncollected.

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

      In order to implement the Restructuring Agreement and raise the $13,000,000 of new equity, a third party investor, TKI Presidential Partners ("TKI"), was admitted to the Operating Partnership as a general partner. TKI agreed to contribute $14,000,000 over a six year period (as required by the Restructuring Agreement with HUD) in exchange for a 79% general partnership interest in the Operating Partnership, 79% of all future distributions by the Operating Partnership of operating cash flow, a preferential return of its capital contribution from the proceeds of a sale or refinancing, 79% of all additional proceeds of a sale or refinancing, 100% of all future tax losses of the Operating Partnership and effective control, through rights to approve or initiate certain actions, over all major business decisions affecting the Operating Partnership. As a result of TKI's investment, the Partnership's interest in the Operating Partnership was reduced from a 94.99% limited partnership interest to a 19.998% limited partnership interest and certain control rights over major business decisions of the Operating Partnership were transferred to TKI. As of December 31, 2001, TKI had funded all of its $14,000,000 obligation. Pursuant to the terms of the Partnership Agreement of the Operating Partnership, the Partnership is entitled to receive a distribution from the Operating Partnership to reimburse it for its administrative expenses and professional fees up to an annual maximum of $30,000. The Operating Partnership made no distributions to the Partnership during 2003 and made distributions to the Partnership during 2004 of $199,980.

Refinancing of HUD Note

      On January 10, 2001, the Operating Partnership purchased the two mortgage notes from HUD by refinancing the Project with a new first mortgage loan secured by the Project with a third party lender. The new mortgage requires payments of interest only at a rate of 6.55% per annum and matures on February 1, 2011. The Operating Partnership recognized an extraordinary gain for financial reporting purposes of $60,312,097. As a result of the refinancing, the regulatory agreements with HUD and the Restructuring Agreement were terminated. As a result of this refinancing, TKI's priority return was satisfied and the preferred return due HUD was extinguished. Accordingly, depending on the property's operating results, the Partnership may receive annual distributions from the Operating Partnership.

Employees

      The Partnership has no employees. On December 16, 1997, Winthrop Financial and certain of its affiliates entered into a Services Agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services") pursuant to which Coordinated Services was retained to provide asset management and investor services to the Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, refinancing or restructuring proposals by the Operating Partnership, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. Coordinated Services is not permitted, however, without the consent of Winthrop Financial, or as otherwise required under the terms of the Partnership's Agreement of Limited Partnership (the "Partnership Agreement") to, among other things, cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. As compensation for providing these services, Winthrop Financial and its affiliates assigned to Coordinated Services all of their right to receive fees from the Partnership as provided in the Partnership Agreement, which fee is paid directly from the Operating Partnership as part of the $30,000 per annum reimbursement..

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

      As of March 1, 2005, there were approximately 525 holders of 590 outstanding Units.

      The Partnership Agreement requires that Cash Flow (as defined therein) be distributed to the partners in specified proportions at reasonable intervals during the fiscal year and in any event no later than 60 days after the close of each fiscal year. There are no restrictions on the Partnership's present or future ability to make distributions of cash flow. For the years ended December 31, 2003 and 2004, the Partnership made distributions to its limited partners of approximately $500,000 ($847.46 per Unit) and $197,980 (335.56 per unit), respectively, and $2,500 and $1,000 to each of the General Partner and the special limited partner. See Item 6 "Management's Discussion and Analysis or Plan of Operation" for the Partnership's ability to make distributions in the future.

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

Liquidity and Capital Resources

      The Partnership's primary source of liquidity is distributions from the Operating Partnership. As a result of the restructuring, the Partnership is entitled to receive a distribution from the Operating Partnership to reimburse it for its administrative expenses and professional fees up to an annual maximum of $30,000 to cover these costs. During 2004, the Partnership received equity distributions from the Operating Partnership of $199,980 as compared to no equity distributions from the Operating Partnership in 2003. On January 10, 2001, the Operating Partnership purchased the two mortgage notes from HUD by refinancing the Project with a new first mortgage loan secured by the Project with a third party lender. The new mortgage requires payments of interest only at a rate of 6.55% per annum and matures on February 1, 2011. As a result of the refinancing, the regulatory agreements with HUD and the Restructuring Agreement were terminated. As a result of this refinancing, TKI's priority return was satisfied and the preferred return due HUD was extinguished. Accordingly, the Partnership may receive distributions from the Operating Partnership if the property's operating results generate sufficient revenue. Based on the Operating Partnership's operating results in 2004, the general partner of the Operating Partnership elected to make a distribution of $199,980 to the Partnership for 2004. In this regard, the Partnership, in turn, made aggregate distributions to its partners of $199,980 in 2004, $197,980 ($336.56 per unit) to the limited partners and $2,000 to the general partners. There can be no assurance that the Operating Partnership will make any future distributions from operations to the Partnership in the future.

      The Partnership's liquidity, based on its cash and cash equivalents, was $1,764,421 December 31, 2004 as compared to $1,759,889 at December 31, 2003.
This increase was due to $202,163 of cash provided by operating activities which was partially offset by $197,631 of cash used in financing activities. Cash used in financing activities consisted of $199,980 of distributions to partners which was slightly offset by $2,349 of contributions from investor limited partners.

      The Partnership's liquid assets currently thought to be sufficient for any near-term needs of the Partnership.

Results of Operations

      The Partnership's net income for the year ended December 31, 2004 was $199,163 as compared to $678 for the year ended December 31, 2003. This increase was due to the distribution from the Operating Partnership in 2004 of $199,980 compared to no distribution being received from the Operating Partnership in 2003 and, to a lesser extent, an small decrease in expenses. Partially offsetting the increase in distribution from the Operating Partnership was a slight decrease in interest income.

      As discussed above, future operating results of the Partnership are subject to the Operating Partnership's ability to make distributions to the Partnership. Expenses are expected to remain relatively constant for future periods.

Off-balance Sheet Arrangements

      The Partnership has no off-balance sheet arrangements.

                  Presidential Associates I Limited Partnership

                                TABLE OF CONTENTS

                                                                            PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                       10

FINANCIAL STATEMENTS

         BALANCE SHEETS                                                       11

         STATEMENTS OF INCOME                                                 12

         STATEMENTS OF PARTNERS' EQUITY (DEFICIT)                             13

         STATEMENTS OF CASH FLOWS                                             14

         NOTES TO FINANCIAL STATEMENTS                                        15

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Presidential Associates I Limited Partnership

      We have audited the accompanying balance sheets of Presidential Associates I Limited Partnership as of December 31, 2004 and 2003, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the operating partnership in which Presidential Associates I Limited Partnership owns a limited partnership interest. The financial statements of this partnership were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to information relating to this partnership, is based solely on the report of the other auditors.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financing reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Presidential Associates I Limited Partnership as of December 31, 2004 and 2003, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Bethesda, Maryland
March 28, 2005

                  Presidential Associates I Limited Partnership

                                 BALANCE SHEETS

                                  December 31,

                                     ASSETS

                                                      2004               2003
                                                   ----------         ----------

Cash and cash equivalents                          $1,764,421         $1,759,889
                                                   ==========         ==========

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES
   Accounts payable                                $    3,000         $       --

PARTNERS' EQUITY (DEFICIT)                          1,761,421          1,759,889
                                                   ----------         ----------

                                                   $1,764,421         $1,759,889
                                                   ==========         ==========

                        See notes to financial statements

                  Presidential Associates I Limited Partnership

                              STATEMENTS OF INCOME

                            Years ended December 31,

                                                           2004          2003
                                                        ---------     ---------
Expenses
        Other                                           $  16,626     $  17,795
                                                        ---------     ---------

                                                          (16,626)      (17,795)

Other income
        Distribution from operating partnership           199,980            --
        Interest income                                    15,809        18,473
                                                        ---------     ---------

            NET INCOME                                  $ 199,163     $     678
                                                        =========     =========

Units of investor limited partnership interest
 outstanding                                                  590           590
                                                        =========     =========

Net income allocated to general partner                 $     881     $       3
                                                        =========     =========

Net income allocated to special limited partner         $     881     $       3
                                                        =========     =========

Net income allocated to investor limited partners       $ 197,401     $     672
                                                        =========     =========

Net income per unit of investor limited partnership
 interest outstanding                                   $     338     $       1
                                                        =========     =========

                        See notes to financial statements

                  Presidential Associates I Limited Partnership

                     STATEMENTS OF PARTNERS EQUITY (DEFICIT)

                     Years ended December 31, 2004 and 2003

                                                     Special limited
                                 General partner         partner
                                 ---------------     ---------------
                                                        Linnaeus
                                                         Phoenix
                                    Winthrop           Associates
                                    Financial            Limited        Investor limited
                                  Company, Inc.        Partnership          partners              Total
                                  -------------        -----------      ----------------       -----------
Partners' equity (deficit),
   December 31, 2002               $  (260,894)        $  (562,803)        $ 3,077,035         $ 2,253,338

Capital contributions                      100                  --              44,183              44,283

Less capital contributions
   not yet received                       (100)                 --             (38,310)            (38,410)

Distributions                           (2,500)             (2,500)           (495,000)           (500,000)

Net income                                   3                   3                 672                 678
                                   -----------         -----------         -----------         -----------

Partners' equity (deficit),
   December 31, 2003                  (263,391)           (565,300)          2,588,580           1,759,889

Capital contributions                      100                  --              38,310              38,410

Less capital contributions
   not yet received                       (100)                 --             (35,961)            (36,061)

Distributions                           (1,000)             (1,000)           (197,980)           (199,980)

Net income                                 881                 881             197,401             199,163
                                   -----------         -----------         -----------         -----------

Partners' equity (deficit),
   December 31, 2004               $  (263,510)        $  (565,419)        $ 2,590,350         $ 1,761,421
                                   ===========         ===========         ===========         ===========

                        See notes to financial statements

                  Presidential Associates I Limited Partnership

                            STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                                     2004           2003

Cash flows from operating activities
    Net income                                                   $   199,163     $       678
     Adjustments to reconcile net income to net cash
     provided by operating activities
           Increases in accounts payable                               3,000              --
                                                                 -----------     -----------

                    Net cash provided by operating activities        202,163             678
                                                                 -----------     -----------

Cash flows from financing activities
    Distributions to partners                                       (199,980)       (500,000)
    Contributions from investor limited partners                       2,349           5,873
                                                                 -----------     -----------

                    Net cash used in financing activities           (197,631)       (494,127)
                                                                 -----------     -----------

                    NET INCREASE (DECREASE) IN CASH
                        AND CASH EQUIVALENTS                           4,532        (493,449)
                                                                 -----------     -----------

Cash and cash equivalents, beginning                               1,759,889       2,253,338
                                                                 -----------     -----------

Cash and cash equivalents, end                                   $ 1,764,421     $ 1,759,889
                                                                 ===========     ===========

                        See notes to financial statements

                  Presidential Associates I Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2004 and 2003

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

      Investment in the Operating Partnership

      The investment in the operating partnership is reported using the equity method of accounting, under which the initial investment is recorded at cost, increased or decreased by the partnership's share of income or losses, and decreased by distributions. As there are no support arrangements between the partnership and operating partnership, the investment cannot be reduced below zero.

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

                  Presidential Associates I Limited Partnership

                           December 31, 2004 and 2003

NOTE B - CONCENTRATION OF CREDIT RISK

      The partnership maintains its cash balances in two banks. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 at each bank. As of December 31, 2004, the uninsured portion of the cash balances was $1,565,713.

NOTE C - INVESTMENT IN OPERATING PARTNERSHIP

      The partnership holds a 19.998% interest in the operating partnership which constructed, owns and operates four 49-story residential and commercial towers in Chicago, Illinois. Losses from the operating partnership are allocated entirely to one of the operating partnership's general partners. Special allocations apply to the allocation of the proceeds of capital transactions and cancellation of indebtedness.

      The following is a summary of the financial position of the operating partnership at December 31, 2004 and 2003, and a summary of its results of operations for the years then ended, prepared in conformity with accounting principles generally accepted in the United States of America.

                  Presidential Associates I Limited Partnership

                           December 31, 2004 and 2003

NOTE C - INVESTMENT IN OPERATING PARTNERSHIP (Continued)

                                 BALANCE SHEETS

                                                                 2004              2003
                                                            -------------     -------------
ASSETS
   Buildings, improvements and personal property, net of
     accumulated depreciation of $116,229,230 and
     $109,743,484, respectively                             $  40,162,018     $  44,949,145
   Land                                                         7,798,111         7,798,111
   Other assets                                                 8,124,433         7,998,684
                                                            -------------     -------------

   Total assets                                             $  56,084,562     $  60,745,940
                                                            =============     =============

LIABILITIES
   Mortgages payable                                        $ 133,000,000     $ 133,000,000
   Other liabilities                                            8,252,960         8,610,181
                                                            -------------     -------------

                                                              141,252,960       141,610,181
Partners' deficit                                             (85,168,398)      (80,864,241)
                                                            -------------     -------------

                                                            $  56,084,562     $  60,745,940
                                                            =============     =============

                            STATEMENTS OF OPERATIONS

                                                                 2004             2003
                                                            -------------     -------------
Revenue
   Rental                                                   $  29,793,164     $  28,618,046
   Other                                                        1,724,335         1,609,022
   Interest                                                        27,046            19,502
                                                            -------------     -------------

                                                               31,544,545        30,246,570
                                                            -------------     -------------
Expenses
Operating expenses                                             28,203,692        28,279,655
Amortization                                                      159,264           146,387
Depreciation                                                    6,485,746         6,471,217
                                                            -------------     -------------

                                                               34,848,702        34,897,259
                                                            -------------     -------------

     NET LOSS                                               $  (3,304,157)    $  (4,650,689)
                                                            =============     =============

                  Presidential Associates I Limited Partnership

                           December 31, 2004 and 2003

NOTE C - INVESTMENT IN OPERATING PARTNERSHIP (Continued)

      The unrecognized portion of cumulative losses will be offset against the partnership's share of future income from Presidential Towers, Ltd. The cumulative unrecognized loss at December 31, 2004 and 2003 is $28,517,667.

NOTE D - RECONCILIATION OF NET INCOME

      There are no differences between the partnership's income for tax and financial statement purposes for 2004 and 2003.

      In addition, there is no difference between buildings and improvements as recorded for tax purposes and financial statement purposes by the operating partnership for 2004 and 2003.

      The difference between the investment in the operating partnership for tax purposes and financial statement purposes is due to the difference in the losses not recognized under the equity method of accounting which are recorded for income tax purposes as well as a gain on extinguishment of debt in prior years which was recorded for financial statement purposes only. The balance of the investment in the operating partnership for tax purposes is $(83,990,155) at December 31, 2004 and 2003.

NOTE E - RELATED PARTY TRANSACTION

      Pursuant to the terms of the partnership agreement of the operating partnership, the partnership is entitled to receive a distribution from the operating partnership to reimburse it for its administrative expenses and professional fees up to an annual maximum of $30,000. During both 2004 and 2003, $30,000 was distributed to the partnership by the operating partnership as reimbursement of reimbursable expenses incurred by the partnership.

NOTE F- SUBSEQUENT EVENT

      On February 23, 2005, distributions of $1,188,000 and $12,000 were paid to the investor limited partners and the general partners, respectively.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 8A. Controls and Procedures

      As of the end of the period covered by this annual report on Form 10-KSB, an evaluation was carried out under the supervision and with the participation of the General Partner's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures (as such term is defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934). Based on that evaluation, the General Partner's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a- 15 (f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

      None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The Partnership has no officers or directors. Winthrop Financial manages and controls substantially all of the Partnership affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2005, names of the directors and executive officers of Winthrop Financial and the position held by each of them are as follows:


                                                                 Has Served as a
                       Position Held with the                      Director or
Name                   Managing General Partner                   Officer Since
----                   ------------------------                  ---------------

Michael L. Ashner      Chief Executive Officer and Director            1-96

Thomas C. Staples      Chief Financial Officer                         1-99

Peter Braverman        Executive Vice President and Director           1-96

Carolyn Tiffany        Chief Operating Officer and Clerk              10-95

      Mr. Ashner, age 52, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership and its affiliates ("WFA"), since January 1996. Mr. Ashner is also the Chief Executive Officer of Newkirk MLP Corp., the manager of the general partner of The Newkirk Master Limited Partnership ("Newkirk") as well as the Chief Executive Officer of First Union Real Estate Equity and Mortgage Investments ("First Union"), a real estate investment trust listed on the New York Stock Exchange. Mr. Ashner also currently serves on the Boards of Directors of the following publicly traded companies: GB Holdings Inc. and Atlantic Entertainment Holdings, Inc., hotel and casino operators, First Union and NBTY Inc., a manufacturer, marketer and retailer of nutritional supplements.

      Mr. Braverman, age 53, has been the Executive Vice President of WFA since January 1996. Mr. Braverman is also the Executive Vice President of Newkirk and the President of First Union. Mr. Braverman also currently serves on the Board of Directors of First Union.

      Ms. Tiffany, age 38, has been the Chief Operating Officer of WFA since December 1997. Ms. Tiffany is also the Chief Operating Officer and Secretary of Newkirk and First Union.

      Mr. Staples, age 49, has been has been with WFA since 1995 and has served as its Chief Financial Officer since January 1999. Mr. Staples also serves as the Chief Financial Officer of First Union and Newkirk. Mr. Staples is a certified public accountant.

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

      Winthrop Financial does not have a separate audit committee. As such, the officers of Winthrop Financial fulfill the functions of an audit committee. Winthrop Financial has determined that Thomas Staples meets the requirement of an "audit committee financial expert".

      The persons with authority over the Partnership are all employees of either Winthrop Financial or Coordinated Services. Winthrop Financial has adopted a code of ethics that applies to such persons.

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

      On December 16, 1997, the Managing General Partner and certain of its affiliates entered into a Services Agreement with Coordinated Services pursuant to which Coordinated Services was retained to provide asset management and investor services to the Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, refinancing or restructuring proposals by the Operating Partnership, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. Coordinated Services is not permitted, however, without the consent of Winthrop Financial, or as otherwise required under the terms of the Partnership Agreement to, among other things cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. As compensation for providing these services, Winthrop Financial and its affiliates assigned to Coordinated Services all of their right to receive fees from the Partnership as provided in the Partnership Agreement, which fee is paid directly from the Operating Partnership as part of the $30,000 per annum reimbursement.

Item 12. Certain Relationships and Related Transactions.

      Pursuant to the terms of the partnership agreement of the Operating Partnership, the Partnership is entitled to receive a distribution from the Operating Partnership to reimburse it for its administrative expenses and professional fees up to an annual maximum of $30,000. During 2004 and 2003, $30,000 and $30,000 was distributed to the Partnership by the Operating Partnership as reimbursement of reimbursable expenses incurred by the Partnership.

Item 13. Exhibits

      The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

Item 14. Principal Accounting Fees and Services

The Managing General Partner has reappointed Reznick Group, P.C. as independent auditors to audit the financial statements of the Partnership for 2004.

Audit Fees. The Partnership paid to Reznick Group, P.C. audit fees of approximately $14,600 for each of the years ended December 31, 2004 and 2003, respectively.

Audit Related Fees. The Partnership paid to Reznick Group, P.C. audit related fees of approximately $2,000 and $5,028 for the years ended December 31, 2004 and 2003, respectively.

Tax Fees. The Partnership paid to Reznick Group, P.C. fees for tax services of approximately $5,000 for each of the years ended December 31, 2004 and 2003.

Other Fees. The Partnership did not pay any other fees to Reznick Group, P.C. for the years ended December 31, 2004 and 2003.

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

                                               PRESIDENTIAL ASSOCIATES I LIMITED
                                               PARTNERSHIP

                                               By: Winthrop Financial Co., Inc.,
                                                   Managing General Partner


                                                   By: /s/ Michael L. Ashner
                                                       ---------------------
                                                       Michael Ashner
                                                       Chief Executive Officer

                                                   Date: April 15, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Signature/Name              Title                               Date
--------------              -----                               ----


/s/ Michael L. Ashner       Chief Executive Officer             April 15, 2005
---------------------        and Director
Michael L. Ashner


/s/ Thomas Staples          Chief Financial Officer             April 15, 2005
------------------
Thomas Staples


/s/ Peter Braverman         Executive Vice President            April 15, 2005
-------------------          and Director
Peter Braverman

                                  EXHIBIT INDEX

Exhibit No.                                                               Page
-----------                                                               ----

3,4         Amended and Restate Limited Partnership Agreement and         (1)
            Certificate of Amendment of Presidential Associates I
            Limited Partnership

(b)         Amendment to Amended and Restated Limited Partnership         (3)
            Agreement and Certificate of Limited Partnership of
            Presidential Associates I Limited Partnership dated April
            19, 1995

10(a)       Form of Investor Bond issued to the Partnership by            (1)
            Continental Casualty Company

(b)         Trust Agreement dated as of September 15, 1980 between the    (1)
            Operating Partnership and LaSalle National Bank

(c)         Letter of Credit and Reimbursement Agreement dated as of      (1)
            July 21, 1983 between the Operating Partnership and
            Citibank, N.A.

(e)         Regulatory Agreement for Multi-Family Housing project         (1)
            dated as of July 1, 1983 between LaSalle National Bank, as Trustee, the Operating Partnership, the General Partners and the Secretary of Housing and Urban Development

(i)         Architectural Services Agreement dated as of July 1, 1983     (1)
            between LaSalle National Bank, as Trustee, and Solomon
            Cordwell Buenz & Associates, Inc.

(p)         Third Amended and Restated Limited Partnership Agreement      (3)
            of Presidential Towers, Ltd., dated April 19, 1995

(s)         Amendment to Regulatory Agreement for Multifamily Housing     (3)
            Projects, dated as of April 18, 1995, between LaSalle
            National Bank, as Trustee, and Presidential Towers, Ltd.
            and the Secretary of Housing and Urban Development

(t)         Restructuring Agreement, dated April 18, 1995, among          (3)
            LaSalle National Trust, as Trustee, Presidential Towers,
            Ltd. and the Secretary of Housing and Urban Development.

(u)         Services Agreement, dated December 16, 1997, by and           (4)
            between First Winthrop Corporation, Winthrop Financial
            Co., Inc., WFC Realty Co., Inc., WFC Realty Saugus, Inc., Winthrop Properties, Inc., Winthrop Metro Equities
            Corporation, Winthrop Libson Realty, Inc. and Northwood
            Realty Co., Inc. and Coordinated Services of Valdosta,
            LLC.

31          Certifications Pursuant to Section 302 of the                 27
            Sarbanes-Oxley Act of 2002

32          Certification Pursuant to Section 906 of the                  31
            Sarbanes-Oxley Act of 2002.

--------

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