Form 10KSB/A
period 2004-12-31
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2005-04-26
CIK 726666

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                Amendment No. 1
                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

EXPLANATORY NOTE AS TO PURPOSE OF THIS AMENDMENT

      This Amendment is being filed to include the signature of the Registrant's Independent Registered Accounting Firm to its Report which was inadvertently omitted in the original filing.

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

Reznick Group, P.C.

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

                                                   Date: April 26, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Signature/Name              Title                               Date
--------------              -----                               ----


/s/ Michael L. Ashner       Chief Executive Officer             April 26, 2005
---------------------        and Director
Michael L. Ashner


/s/ Thomas Staples          Chief Financial Officer             April 26, 2005
------------------
Thomas Staples


/s/ Peter Braverman         Executive Vice President            April 26, 2005
-------------------          and Director
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