Form 10QSB
period 2005-03-31
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2005-05-13
CIK 726666

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2005              Commission File Number 0-12210
                      --------------                                     -------

                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
        -----------------------------------------------------------------
        (exact name of small business issuer as specified in its charter)

           Maryland                                      04-2801764
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

7 Bulfinch Place, Suite 500, Boston, MA                    02114
----------------------------------------                ----------
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

                                                                YES |_|   NO |X|

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

PART 1 - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
BALANCE SHEETS

--------------------------------------------------------------------------------------
                                                             March 31,    December 31,
                                                               2005          2004
                                                            (Unaudited)    (Audited)
--------------------------------------------------------------------------------------
                                     ASSETS

Assets
   Cash and cash equivalents                                $  570,891    $1,764,421
   Accounts receivable                                           7,470            --
                                                            ----------    ----------

Total assets                                                $  578,361    $1,764,421
                                                            ==========    ==========

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities and partners' capital
   Accounts payable                                         $       --    $    3,000
   Partners' capital                                           578,361     1,761,421
                                                            ----------    ----------

Total liabilities and partners' capital                     $  578,361    $      421
                                                            ==========    ==========

                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(UNAUDITED)

For the Three Months Ended March 31,
2005 and 2004
(Unaudited)

                                                           2005           2004
                                                         -------        -------

INCOME:

   Interest                                              $ 2,845        $ 3,899
                                                         -------        -------

                                                           2,845          3,899
                                                         -------        -------

EXPENSES:

   Legal and Professional Services                            --          3,000
   Other                                                      --          2,028
                                                         -------        -------

                                                              --          5,028
                                                         -------        -------

Net income (loss)                                        $ 2,845        $(1,129)
                                                         =======        =======

Net income (loss) per unit of limited
    partnership interest outstanding                     $  4.82        $ (1.90)
                                                         =======        =======

                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

-----------------------------------------------------------------------------------------
                                               Linnaeus-
                                                Phoenix
For the Three Months Ended       Winthrop     Associates                         Total
March 31, 2005 and 2004       Financial Co.,    Limited     Investor Limited   Partners'
(Unaudited)                        Inc.       Partnership       Partners        Capital
-----------------------------------------------------------------------------------------
Balance, December 31, 2003    $  (263,391)       (565,300)    $ 2,588,580     $ 1,759,889

Net income                             (6)             (6)         (1,117)         (1,129)

Contributions                          --              --              --              --

Distributions                          --              --              --              --
                              -----------     -----------     -----------     -----------

Balance, March 31, 2004       $  (263,397)    $  (565,306)    $ 2,587,463     $ 1,758,760
                              ===========     ===========     ===========     ===========

Balance, December 31, 2004    $  (263,510)       (565,419)    $ 2,590,350       1,761,421

Net income                             14              14           2,817           2,845

Contributions                          --              --          14,095          14,095

Distributions                      (6,000)         (6,000)     (1,188,000)     (1,200,000)
                              -----------     -----------     -----------     -----------

Balance, March 31, 2005       $  (269,496)    $  (571,405)    $ 1,419,262     $   578,361
                              ===========     ===========     ===========     ===========

                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------
For the Three Months Ended
March 31, 2005 and 2004 (Unaudited)                         2005            2004
-----------------------------------------------------------------------------------
Cash flow from operating activities:
    Net income (loss)                                   $     2,845     $    (1,129)
    Adjustments to reconcile net income to
       net cash used in operating activities:
          Increase (decrease) in accounts payable            (3,000)             --
          Increase (decrease) in other assets                (7,470)             --
                                                        -----------     -----------

Net cash provided by (used in) operating activities          (7,625)         (1,129)
                                                        -----------     -----------

Cash flows from financing activities:
    Distributions to partners                            (1,200,000)             --
    Contributions from partners                              14,095              --
                                                        -----------     -----------

Net cash provided by (used in) financing activities      (1,185,905)             --
                                                        -----------     -----------

Net increase (decrease) in cash and cash equivalents     (1,193,530)         (1,129)

Cash and cash equivalents at beginning of period          1,764,421       1,759,889
                                                        -----------     -----------

Cash and cash equivalents at end of period              $   570,891     $ 1,758,760
                                                        ===========     ===========

                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

1. ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include all adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2004.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 2005.

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

3. TAXABLE LOSS

The Partnership's taxable income for 2005 is not expected to differ from that for financial reporting purposes.

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

The Operating Partnership did not make any distribution to the Partnership during the three months ended March 31, 2005 or 2004. In connection with the April 1995 restructuring, the Partnership is entitled to receive an annual distribution from the Operating Partnership as a reimbursement of the Partnership's administrative expenses and professional fees up to an annual maximum of $30,000 as well as its allocable share of all distributions after a preferred return to TKI Presidential Partners ("TKI"). In addition, the Operating Partnership distributes to the Partnership an amount equal to the amount of income allocated to the Partnership by the Operating Partnership in each year. On January 10, 2001, the Operating Partnership purchased the two mortgage notes from HUD by refinancing the Project with a new first mortgage loan secured by the Project with a third party lender. The new mortgage requires payments of interest only at a rate of 6.55% per annum and matures on February 1, 2011. As a result of the refinancing, the regulatory agreements with HUD and the Restructuring Agreement were terminated. Further, as a result of this refinancing, TKI's priority return was satisfied and the preferred return due HUD was extinguished. Accordingly, depending on the property's operating results, it is expected that the Partnership will receive annual distributions from the Operating Partnership.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         (Continued)

Liquidity and Capital Resources (Continued)

The Partnership's liquidity based on cash and cash equivalents decreased by $1,193,530 at March 31, 2005, as compared to December 31, 2004. This decrease is due to $7,625 of cash used in operating activities and $1,185,905 of cash used in financing activities. Cash used in financing activities consisted of a $1,200,000 distribution by the Partnership to its partners, which was partially offset by $14,095 of contributions from partners. It is expected that so long as the Partnership's administrative expenses do not exceed $30,000 in any year, unless the Operating Partnership makes a distribution, the Partnership's cash and cash equivalents will remain relatively constant until the Operating Partnership is liquidated.

The Partnership's liquid assets are currently thought to be sufficient for any near-term needs of the Partnership.

Results of Operations

Net income increased by $3,974 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The increase is due to a decrease in expenses of $5,028 offset by a decrease in interest income earned of $1,054.

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

Item 6. Exhibits

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

                                                PRESIDENTIAL ASSOCIATES I
                                                LIMITED PARTNERSHIP
                                                (Partnership)

                                                By: Winthrop Financial Co., Inc.
                                                    Managing General Partner


Date: May 13, 2005                              By: /s/ Thomas C. Staples
                                                    ----------------------------
                                                    Thomas C. Staples
                                                    Chief Financial Officer


Date: May 13, 2005                              By: /s/ Michael L. Ashner
                                                    ----------------------------
                                                    Michael L. Ashner
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