Form 10QSB
period 2005-06-30
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2005-08-12
CIK 726666

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended  June 30, 2005              Commission File Number 0-12210
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

Issuer's telephone number, including area code (617) 570-4600

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                 YES |X|  NO |_|

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

PART 1 - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

BALANCE SHEETS

--------------------------------------------------------------------------------
                                                       June 30,     December 31,
                                                         2005           2004
                                                      (Unaudited)     (Audited)
--------------------------------------------------------------------------------

ASSETS

Assets
     Cash and cash equivalents                        $  542,725     $1,764,421
     Accounts receivable                                  30,000             --
                                                      ----------     ----------

Total assets                                          $  572,725     $1,764,421
                                                      ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities and partners' capital
     Accounts payable                                 $       --     $    3,000
     Partners' capital                                   572,725      1,761,421
                                                      ----------     ----------

Total liabilities and partners' capital               $  572,725     $1,764,421
                                                      ==========     ==========

                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

 STATEMENTS OF OPERATIONS
 (UNAUDITED)

 For the Six Months Ended
 June 30, 2005 and 2004
 (Unaudited)

                                                          2005           2004
                                                         -------        -------

INCOME:

   Interest                                              $ 4,639        $ 3,899
                                                         -------        -------

                                                           4,639          3,899
                                                         -------        -------

EXPENSES:

   Legal and Professional Services                         7,430          3,000
   Other                                                      --          2,028
                                                         -------        -------

                                                           7,430          5,028
                                                         -------        -------

Net loss                                                 $(2,791)       $(1,129)
                                                         =======        =======

Net loss per unit of limited partnership
    interest outstanding                                 $ (4.68)       $ (1.90)
                                                         =======        =======

                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

-----------------------------------------------------------------------------------------
                                               Linnaeus-
                                                Phoenix
For the Six Months Ended        Winthrop       Associates                        Total
June 30, 2005 and 2004       Financial Co.,     Limited    Investor Limited    Partners'
(Unaudited)                       Inc.        Partnership      Partners         Capital
-----------------------------------------------------------------------------------------
Balance, December 31, 2003    $  (263,391)    $  (565,300)    $ 2,588,580     $ 1,759,889

Net income                          1,023           1,023         202,714         204,760
                              -----------     -----------     -----------     -----------

Balance, June 30, 2004        $  (262,368)    $  (564,277)    $ 2,791,294       1,964,649
                              ===========     ===========     ===========     ===========

Balance, December 31, 2004    $  (263,510)    $  (565,419)    $ 2,590,350     $ 1,761,421

Net loss                              (14)            (14)         (2,763)         (2,791)

Contributions                          --              --          14,095          14,095

Distributions                      (6,000)         (6,000)     (1,188,000)     (1,200,000)
                              -----------     -----------     -----------     -----------

Balance, June 30, 2005        $  (269,524)    $  (571,433)    $ 1,413,682     $   572,725
                              ===========     ===========     ===========     ===========

                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------
For the Six Months Ended
June 30, 2005 and 2004 (Unaudited)                     2005            2004
--------------------------------------------------------------------------------

Cash flow from operating activities:
    Net loss                                        $    (2,791)    $    (1,129)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
          Decrease in accounts payable                   (3,000)             --
          Increase in other assets                      (30,000)             --
                                                    -----------     -----------

Net cash used in operating activities                   (35,791)         (1,129)
                                                    -----------     -----------

Cash flows from financing activities:
    Distributions to partners                        (1,200,000)             --
    Contributions from partners                          14,095              --
                                                    -----------     -----------

Net cash used in financing activities                (1,185,905)             --
                                                    -----------     -----------

Net decrease in cash and cash equivalents            (1,221,696)         (1,129)

Cash and cash equivalents at beginning of period      1,764,421       1,759,889
                                                    -----------     -----------

Cash and cash equivalents at end of period          $   542,725     $ 1,758,760
                                                    ===========     ===========

                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

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

Item 2 Management's Discussion And Analysis Or Plan of Operation

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

The Operating Partnership did not make any distribution to the Partnership during the six months ended June 30, 2005 or 2004. During the six months ended June 30, 2005 the Partnership paid a distribution from reserves to the limited partners in the amount of $1,188,000 ($2,013 per limited partnership unit) and to the general partners in the amount of $12,000. In connection with the April 1995 restructuring, the Partnership is entitled to receive an annual distribution from the Operating Partnership as a reimbursement of the Partnership's administrative expenses and professional fees up to an annual maximum of $30,000 as well as its allocable share of all distributions after a preferred return to TKI Presidential Partners ("TKI"). In addition, the Operating Partnership distributes to the Partnership an amount equal to the amount of income allocated to the Partnership by the Operating Partnership in each year. On January 10, 2001, the Operating Partnership purchased the two mortgage notes from HUD by refinancing the Project with a new first mortgage loan secured by the Project with a third party lender. The new mortgage requires payments of interest only at a rate of 6.55% per annum and matures on February 1, 2011. As a result of the refinancing, the regulatory agreements with HUD and the Restructuring Agreement were terminated. Further, as a result of this refinancing, TKI's priority return was satisfied and the preferred return due HUD was extinguished. Accordingly, depending on the property's operating results, it is expected that the Partnership will receive annual distributions from the Operating Partnership.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

Liquidity and Capital Resources (Continued)

The Partnership's liquidity based on cash and cash equivalents decreased by $1,221,696 at June 30, 2005, as compared to December 31, 2004. This decrease is due to $35,791 of cash used in operating activities and $1,185,905 of cash used in financing activities. Cash used in financing activities consisted of a $1,200,000 distribution by the Partnership to its partners, which was offset by $14,095 of contributions from partners. It is expected that so long as the Partnership's administrative expenses do not exceed $30,000 in any year, unless the Operating Partnership makes a distribution, the Partnership's cash and cash equivalents will remain relatively constant until the Operating Partnership is liquidated.

The Partnership's liquid assets are currently thought to be sufficient for any near-term needs of the Partnership.

Results of Operations

Net loss increased by $1,662 for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The increase is due to an increase in expenses of $2,402 partially offset by an increase in interest income earned of $740.

Item 3 Controls And Procedures

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

Item 6. Exhibits

      31    Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002

      32    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PRESIDENTIAL ASSOCIATES I
                                                LIMITED PARTNERSHIP
                                                (Partnership)

                                                By: Winthrop Financial Co., Inc.
                                                    Managing General Partner


Date: August 12, 2005                           By: /s/ Thomas C. Staples
                                                    ----------------------------
                                                    Thomas C. Staples
                                                    Chief Financial Officer


Date: August 12, 2005                           By: /s/ Michael L. Ashner
                                                    ----------------------------
                                                    Michael L. Ashner
                                                    Chief Executive Officer

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

                                  EXHIBIT INDEX

Exhibit No.                                                                 Page

31          Certifications Pursuant to Section 302 of the Sarbanes-Oxley     12
            Act of 2002

32          Certification Pursuant to Section 906 of the Sarbanes-Oxley      16
            Act of 2002