Form 10QSB
period 2005-09-30
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2005-11-14
CIK 726666

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

  (Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                         Commission File Number 0-12210

                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                  ---------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Maryland                                     04-2801764
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

7 Bulfinch Place, Suite 500, Boston, MA                    02114
-----------------------------------------             --------------
 (Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code        (617) 570-4600
                                                      --------------

Indicate by check mark whether Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets

                                                     September 30, 2005   December 31, 2004
                                                        (Unaudited)           (Audited)
                                                        ----------            ----------
Assets

Cash and cash equivalents                               $  566,860            $1,764,421
                                                        ----------            ----------

         Total Assets                                   $  566,860            $1,764,421
                                                        ==========            ==========

Liabilities and Partners' Capital

Liabilities and Partners' Capital:

Accounts payable and accrued expense                    $    4,180            $    3,000
Partners' capital                                          562,680             1,761,421
                                                        ----------            ----------

         Total Liabilities and Partners' Capital        $  566,860            $1,764,421
                                                        ==========            ==========

                        See notes to financial statements


                                    2 of 16

                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

Statements of Income (Unaudited)

                                                                  For The Three Months Ended           For The Nine Months Ended
                                                               September 30,      September 30,     September 30,      September 30,
                                                                  2005                2004              2005               2004
                                                             ---------------     --------------    --------------     --------------
Income:

Distribution from operating partnership                      $            --     $           --    $           --     $      199,980
Interest                                                               1,948              3,928             6,587             11,681
                                                             ---------------     --------------    --------------     --------------

         Total income                                                  1,948              3,928             6,587            211,661
                                                             ---------------     --------------    --------------     --------------

Expenses:

Legal and Professional Fees                                           11,985              7,774            19,415              7,774
Other                                                                      8                606                 8              3,579
                                                             ---------------     --------------    --------------     --------------

         Total expenses                                               11,993              8,380            19,423             11,353
                                                             ---------------     --------------    --------------     --------------


Net income (loss)                                            $       (10,045)    $       (4,452)   $      (12,836)    $      200,308
                                                             ===============     ==============    ==============     ==============

Net income (loss) per Unit of Limited Partnership
   Interest outstanding                                      $        (16.86)    $        (7.47)   $       (21.54)    $       336.11
                                                             ===============     ==============    ==============     ==============

                        See notes to financial statements


                                    3 of 16

                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

Statement of Partners' Capital (Unaudited)

                                                                   Linnaeus-
                                                                    Phoenix
For the Nine Months Ended                       Winthrop           Associates           Investor                Total
September 30, 2005 and 2004                  Financial Co.,         Limited              Limited              Partners'
(Unaudited)                                       Inc.            Partnership           Partners               Capital
                                           -----------------   ------------------   -----------------    -------------------
Balance - December 31, 2003                $        (263,391)  $         (565,300)  $       2,588,580    $         1,759,889

    Net loss                                           1,002                1,002             198,304                200,308

    Contributions                                          -                    -               2,348                  2,348

    Distributions                                          -                    -            (199,980)              (199,980)
                                           -----------------   ------------------   -----------------    -------------------

Balance - September 30, 2004               $        (262,389)  $         (564,298)  $       2,589,252    $         1,762,565
                                           =================   ==================   =================    ===================

Balance - December 31, 2004                $        (263,510)  $         (565,419)  $       2,590,350    $         1,761,421

    Net loss                                             (64)                 (64)            (12,708)               (12,836)

    Contributions                                          -                    -              14,095                 14,095

    Distributions                                     (6,000)              (6,000)         (1,188,000)            (1,200,000)
                                           -----------------   ------------------   -----------------    -------------------

Balance - September 30, 2005               $        (269,574)  $         (571,483)  $       1,403,737    $           562,680
                                           =================   ==================   =================    ===================

                        See notes to financial statements


                                    4 of 16

                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

Statements of Cash Flows (Unaudited)

                                                                              For The Nine Months Ended
                                                                          September 30,        September 30,
                                                                              2005                 2004
                                                                        ----------------     ---------------
Cash Flows From Operating Activities:

Continuing Operations:

Net income (loss)                                                       $        (12,836)    $       200,308
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Increase in other assets                                                          -             (30,000)
     Change in payables                                                            1,180                   -
                                                                        ----------------     ---------------

     Net cash (used in) provided by operating activities                         (11,656)            170,308
                                                                        ----------------     ---------------

Cash Flows From Financing Activities:

     Distributions to partners                                                (1,200,000)           (199,980)

     Contributions from partners                                                  14,095               2,348
                                                                        ----------------     ---------------

     Net cash used in financing activities                                    (1,185,905)           (197,632)
                                                                        ----------------     ---------------

Net decrease in cash and cash equivalents                                     (1,197,561)            (27,324)

Cash and cash equivalents, beginning of period                                 1,764,421           1,759,889
                                                                        ----------------     ---------------

Cash and cash equivalents, end of period                                $        566,860     $     1,732,565
                                                                        ================     ===============

                        See notes to financial statements


                                    5 of 16

                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

                          NOTES TO FINANCIAL STATEMENTS

1.    General

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

      The Partnership's primary source of income is distributions from the Operating Partnership. The Operating Partnership owns and operates a 49-story, multi-use rental project located in Chicago, Illinois. The building consists of 2,346 market-rate apartment units, retail and commercial space and a parking a garage. According to the local management company, the property is currently 97% occupied and has just finished an across the board 4% rental increase.

      The loss from the Operating Partnership, not recognized since the investment balance reached zero, will be offset against the Partnership's share of future income from the Operating Partnership.


                                    6 of 16

                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

Item 2. Management's Discussion and Analysis or Plan of Operation

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

      The Operating Partnership did not make any distribution to the Partnership during the nine months ended September 30, 2005. During the nine months ended September 30, 2004, the Operating Partnership paid a distribution to the Partnership in the amount of $199,980. During the nine months ended September 30, 2005 the Partnership paid a distribution from reserves to the limited partners in the amount of $1,188,000 ($2,013 per limited partnership unit) and to the general partners in the amount of $12,000. In connection with the April 1995 restructuring, the Partnership is entitled to receive an annual distribution from the Operating Partnership as a reimbursement of the Partnership's administrative expenses and professional fees up to an annual maximum of $30,000 as well as its allocable share of all distributions after a preferred return to TKI Presidential Partners ("TKI"), which preferred return was satisfied in 2001. In addition, the Operating Partnership distributes to the Partnership an amount equal to the amount of income allocated to the Partnership by the Operating Partnership in each year.


                                    7 of 16

                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

      Liquidity and Capital Resources (Continued)

      Accordingly, depending on the property's operating results, it is expected that the Partnership will receive annual distributions from the Operating Partnership.

      The Partnership's liquidity based on cash and cash equivalents decreased by $1,197,561 at September 30, 2005, as compared to December 31, 2004. This decrease is due to $11,656 of cash used in operating activities and $1,185,905 of cash used in financing activities. Cash used in financing activities consisted of a $1,200,000 distribution by the Partnership to its partners, which was offset by $14,095 of contributions from partners. It is expected that so long as the Partnership's administrative expenses do not exceed $30,000 in any year, unless the Operating Partnership makes a distribution, the Partnership's cash and cash equivalents will remain relatively constant until the Operating Partnership is liquidated.

      The Partnership's liquid assets are currently thought to be sufficient for any near-term needs of the Partnership.

      Results of Operations

      Net loss was $12,836 for the nine months ended September 30, 2005 as compared to net income of $200,308 for the nine months ended September 30, 2004. The decrease in net income is primarily due to the Partnership's receipt of distribution from TKI during the nine months ended September 30, 2004 with no corresponding distribution received from TKI during the nine months ended September 30, 2005. Also contributing to the decrease in income was a decrease in interest income attributable to lower cash reserves and an increase in legal and professional fees.

Item 3. Controls and Procedures

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


                                    8 of 16

                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

Part II - Other Information

Item 6. Exhibits

      Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.


                                    9 of 16

                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PRESIDENTIAL ASSOCIATES I
                                                LIMITED PARTNERSHIP

                                                By: WINTHROP FINANCIAL CO., INC.
                                                    Managing General Partner


                                                    By: /s/ Michael L. Ashner
                                                        ------------------------
                                                        Michael L. Ashner
                                                        Chief Executive Officer


                                                    By: /s/ Thomas C. Staples
                                                        ------------------------
                                                        Thomas C. Staples
                                                        Chief Financial Officer

                                                        Dated: November 11, 2005


                                    10 of 16

                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005


Exhibit Index

Exhibit                                                                 Page No.

31.1  Chief Executive Officer's Certification, pursuant to Section
      302 of the Sarbanes-Oxley Act of 2002.                             12 - 13

31.2  Chief Financial Officer's Certification, pursuant to Section
      302 of the Sarbanes-Oxley Act of 2002.                             14 - 15

32    Certification of Chief Executive Officer and Chief Financial
      Officer, pursuant to 18 U.S.C. Section 1350, as adopted
      pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.            16


                                    11 of 16