Form 10KSB/A
period 2004-12-31
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2005-12-06
CIK 726666

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                Amendment No. 2
                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

EXPLANATORY NOTE AS TO PURPOSE OF THIS AMENDMENT

      This Amendment is being filed to include the report of the independent accountants referenced by the principal accountants in their report which was inadvertently omitted in the original filing.

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

                                                   Date: December 6, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Signature/Name              Title                               Date
--------------              -----                               ----


/s/ Michael L. Ashner       Chief Executive Officer             December 6, 2005
---------------------        and Director
Michael L. Ashner


/s/ Thomas Staples          Chief Financial Officer             December 6, 2005
------------------
Thomas Staples


/s/ Peter Braverman         Executive Vice President            December 6, 2005
-------------------          and Director
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

31          Certifications Pursuant to Section 302 of the *
            Sarbanes-Oxley Act of 2002

32          Certification Pursuant to Section 906 of the *
            Sarbanes-Oxley Act of 2002.

99.1        Independent Auditor's Report *

--------
* filed herewith

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