Form 10KSB
period 2005-12-31
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2006-04-17
CIK 726666

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                                                                 Commission File
For the year ended December 31, 2005                              Number 0-12210

                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

       Maryland                                           04-2801596
-----------------------                        ---------------------------------
(State of organization)                        (IRS Employer Identification No.)

7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts        02114
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Partnership's telephone number including area code:               (617) 570-4600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of Class)

Indicate by check mark whether the Partnership (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Partnership was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Partnership's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The Partnership's revenues for its most recent fiscal year were $0.

No market exists for the limited partnership interests of the Partnership, and, therefore, no aggregate market value can be computed.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

      Certain matters discussed herein are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "will," "should," "estimates," or "anticipates," or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward- looking statements. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that any deviations will not be material. We disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-KSB to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

      The general partners of the Partnership are Winthrop Financial Co., Inc., a Massachusetts corporation (the "Managing General Partner"), and
Linnaeus-Phoenix Associates Limited Partnership ("Linnaeus-Phoenix"). Collectively, the Managing General Partner and Linnaeus-Phoenix are referred to herein as the "General Partners." The Managing General Partner is a wholly-owned subsidiary of First Winthrop Corporation. See "Employees" below.

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

Development

      The Partnership was initially capitalized with contributions totaling $300 from the General Partners. In September 1983, the Partnership completed a private offering of 590 units of limited partnership interest (the "Units") pursuant to Regulation D under the Securities Act of 1933. The Partnership raised $59,000,000 in capital contributions from 545 investor limited partners (the "Limited Partners"). Of the $59,000,000 raised, $697,380 was received upon the Limited Partners' admission to the Partnership, and the balance was paid in installments pursuant to the terms of promissory notes (the "Investor Notes") delivered to the Partnership by the Limited Partners. The last installment was due on January 15, 1990. However, as of March 1, 2006, $21,866 of this installment remains uncollected.

      As a result of a restructuring transaction that occurred in 1995 and the investment by TKI Presidential Partners ("TKI") of $14,000,000 over a six year period in the Operating Partnership, the Partnership's interest in the Operating Partnership was reduced from a 94.99% limited partnership interest to a 19.998% limited partnership interest and certain control rights over major business decisions of the Operating Partnership were transferred to TKI. Pursuant to the terms of the Partnership Agreement of the Operating Partnership, the Partnership is entitled to receive a reimbursement from the Operating Partnership for its administrative expenses and professional fees up to an annual maximum of $30,000. The Operating Partnership made distributions to the Partnership during 2004 of $199,980, and made no distributions to the Partnership during 2005.

Employees

      The Partnership has no employees. From December 1997 to September 2005, Coordinated Services of Valdosta, LLC ("Coordinated Services") provided asset management and investor services to the Partnership pursuant to a Services Agreement. As a result of this agreement, Coordinated Services had the right to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, refinancing or restructuring proposals by the Operating Partnership, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. Coordinated Services was not permitted, however, without the consent of the Managing General Partner, or as otherwise required under the terms of the Partnership's Agreement of Limited Partnership (the "Partnership Agreement") to, among other things, cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. As compensation for providing these services, the Managing General Partner and its affiliates assigned to Coordinated Services all of their right to receive fees from the Partnership as provided in the Partnership Agreement, which fee is paid directly from the Operating Partnership. On September 1, 2005, the agreement with Coordinated Services was terminated and the Managing General Partner is now directly responsible for providing the asset management and investor services to the Partnership.

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

      As of March 1, 2006, there were approximately 517 holders of 590 outstanding Units.

      The Partnership Agreement requires that Cash Flow (as defined therein) be distributed to the partners in specified proportions at reasonable intervals during the fiscal year and in any event no later than 60 days after the close of each fiscal year. There are no restrictions on the Partnership's present or future ability to make distributions of cash flow. For the years ended December 31, 2004 and 2005, the Partnership made distributions to its limited partners of approximately $197,980 ($335.56 per unit) and $1,188,000 ($2,013.56 per unit), respectively, and $1,000 and $6,000 to each of the General Partner and the special limited partner. See Item 6 "Management's Discussion and Analysis or Plan of Operation" for the Partnership's ability to make distributions in the future.

      Over the past few years many companies have begun making "mini-tenders" (offers to purchase an aggregate of less than 5% of the total outstanding units) for limited partnership interests in the Partnership. Pursuant to the rules of the Securities and Exchange Commission, when a tender offer is commenced for Units the Partnership is required to provide limited partners with a statement setting forth whether it believes limited partners should tender or whether it is remaining neutral with respect to the offer. Unfortunately, the rules of the Securities and Exchange Commission do not require that the bidders in certain tender offers provide the Partnership with a copy of their offer. As a result, the General Partners often do not become aware of such offers until shortly before they are scheduled to expire or even after they have expired. Accordingly, the General Partners do not have sufficient time to advise you of its position on the tender. In this regard, please be advised that pursuant to the discretionary right granted to the Managing General Partner in the Partnership Agreement to reject any transfers of units, the General Partners will not permit the transfer of any Unit in connection with a tender offer if:
(i) the Partnership is not provided with a copy of the bidder's offering materials, including amendments thereto, simultaneously with their distribution to the limited partners; (ii) the offer does not provide for withdrawal rights at any time prior to the expiration date of the offer and, if payment is not made by the bidder within 60 days of the date of the offer, after such 60 day period; and (iii) the offer is not open for at least 20 business days and, if a material change is made to the offer, for at least 10 business days following such change.

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

Liquidity and Capital Resources

      The Partnership's primary source of liquidity is distributions from the Operating Partnership. As a result of the restructuring, the Partnership is entitled to receive a distribution from the Operating Partnership to reimburse it for its administrative expenses and professional fees up to an annual maximum of $30,000 to cover these costs. During 2005, the Partnership received no distributions from the Operating Partnership as compared to $199,980 of equity distributions from the Operating Partnership in 2004. Based on the Operating Partnership's operating results in 2005, the general partner of the Operating Partnership elected to not make a distribution to the Partnership for 2005. However, the Partnership made aggregate distributions to its partners of $1,200,000 in 2005, $1,188,000 ($2,013.56 per unit) to the limited partners and
$6,000 each to the general partner and special limited partner respectively. This distribution was a release of reserves. There can be no assurance that the Operating Partnership will make any future distributions from operations to the Partnership in the future.

      The Partnership's liquidity, based on its cash and cash equivalents, was $558,494 December 31, 2005 as compared to $1,764,421 at December 31, 2004. This decrease was due to $20,022 of cash used in operating activities as well as $1,185,905 of cash used in financing activities. Cash used in financing activities consisted of $1,200,000 of distributions to partners which was slightly offset by $14,095 of contributions from investor limited partners.

      The Partnership's liquid assets currently thought to be sufficient for any near-term needs of the Partnership.

Results of Operations

      The Partnership's net loss for the year ended December 31, 2005 was $30,872 as compared to a net income of $199,163 for the year ended December 31, 2004. This decrease in 2005 was due to the decrease in distributions from the Operating Partnership which was classified as other income and to a lesser extent, a small increase in expenses. There was also a slight decrease in interest income of $8,112 due to a decrease in cash balances during 2005.

      As discussed above, future operating results of the Partnership are subject to the Operating Partnership's ability to make distributions to the Partnership. Expenses are expected to remain relatively constant for future periods.

Off-balance Sheet Arrangements

      The Partnership has no off-balance sheet arrangements.

                  Presidential Associates I Limited Partnership

                                TABLE OF CONTENTS

                                                                            PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                        9

FINANCIAL STATEMENTS

         BALANCE SHEETS                                                       10

         STATEMENTS OF OPERATIONS                                             11

         STATEMENTS OF PARTNERS' EQUITY (DEFICIT)                             12

         STATEMENTS OF CASH FLOWS                                             13

         NOTES TO FINANCIAL STATEMENTS                                        14

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Presidential Associates I Limited Partnership

      We have audited the accompanying balance sheets of Presidential Associates I Limited Partnership as of December 31, 2005 and 2004, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the operating partnership in which Presidential Associates I Limited Partnership owns a limited partnership interest. The financial statements of this partnership were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to information relating to this partnership, is based solely on the report of the other auditors.

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

      In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Presidential Associates I Limited Partnership as of December 31, 2005 and 2004, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Bethesda, Maryland
April 13, 2006

                  Presidential Associates I Limited Partnership

                                 BALANCE SHEETS

                                  December 31,

                                     ASSETS

                                                     2005                2004
                                                  ----------          ----------

Cash and cash equivalents                         $  558,494          $1,764,421
                                                  ==========          ==========

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES
   Accounts payable                               $   13,850          $    3,000

PARTNERS' EQUITY (DEFICIT)                           544,644           1,761,421
                                                  ----------          ----------
                                                  $  558,494          $1,764,421
                                                  ==========          ==========

                        See notes to financial statements

              Presidential Associates I Limited Partnership
                         STATEMENTS OF OPERATIONS
                         Years ended December 31,

                                                                                                   2005                     2004
                                                                                                 ---------                ---------
Expenses
   Other                                                                                         $  38,569                $  16,626
                                                                                                 ---------                ---------

                                                                                                   (38,569)                 (16,626)

Other income
   Distribution from operating partnership                                                              --                  199,980
   Interest income                                                                                   7,697                   15,809
                                                                                                 ---------                ---------

   NET INCOME (LOSS)                                                                             $ (30,872)               $ 199,163
                                                                                                 =========                =========

Units of investor limited partnership interest outstanding                                             590                      590
                                                                                                 =========                =========

Net income (loss) allocated to general partner                                                   $    (154)               $     881
                                                                                                 =========                =========

Net income (loss) allocated to special limited partner                                           $    (154)               $     881
                                                                                                 =========                =========

Net income (loss) allocated to investor limited partners                                         $ (30,564)               $ 197,401
                                                                                                 =========                =========

Net income (loss) per unit of investor limited partnership interest outstanding                  $     (52)               $     338
                                                                                                 =========                =========


                        See notes to financial statements

                  Presidential Associates I Limited Partnership

                     STATEMENTS OF PARTNERS EQUITY (DEFICIT)

                     Years ended December 31, 2005 and 2004

                                                                  Special limited
                                         General partner              partner
                                       ------------------        ------------------

                                                                     Linnaeus
                                       Winthrop Financial        Phoenix Associates        Investor limited
                                          Company, Inc.               Limited                  partners                    Total
                                       ------------------        ------------------        ----------------             -----------
Partners' equity (deficit),
   December 31, 2003                      $  (263,391)              $  (565,300)              $ 2,588,580               $ 1,759,889

Capital contributions                             100                        --                    38,310                    38,410

Less capital contributions
   not yet received                              (100)                       --                   (35,961)                  (36,061)

Distributions                                  (1,000)                   (1,000)                 (197,980)                 (199,980)

Net income                                        881                       881                   197,401                   199,163
                                          -----------               -----------               -----------               -----------

Partners' equity (deficit),
   December 31, 2004                         (263,510)                 (565,419)                2,590,350                 1,761,421

Capital contributions                             100                        --                    38,310                    38,410

Less capital contributions
   not yet received                              (100)                       --                   (24,215)                  (24,315)

Distributions                                  (6,000)                   (6,000)               (1,188,000)               (1,200,000)

Net loss                                         (154)                     (154)                  (30,564)                  (30,872)
                                          -----------               -----------               -----------               -----------

Partners' equity (deficit)
   December 31, 2005                      $  (269,664)              $  (571,573)              $ 1,385,881               $   544,644
                                          ===========               ===========               ===========               ===========

                       See notes to financial statements.

                  Presidential Associates I Limited Partnership

                            STATEMENTS OF CASH FLOWS

                     Years ended December 31, 2005 and 2004

                                                                2005               2004
                                                            -----------       -----------
Cash Flows From Operating Activities:

Net income (loss)                                           $   (30,872)      $   199,163
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Increase in accounts payables                                 10,850             3,000
                                                            -----------       -----------

   Net cash (used in) provided by operating activities          (20,022)          202,163
                                                            -----------       -----------

Cash Flows From Financing Activities:

   Distributions to partners                                 (1,200,000)         (199,980)
   Contributions from investor limited partners                  14,095             2,349
                                                            -----------       -----------

   Net cash used in financing activities                     (1,185,905)         (197,631)
                                                            -----------       -----------

Net (decrease) increase in cash and cash equivalents         (1,205,927)            4,532
Cash and cash equivalents, beginning                          1,764,421         1,759,889
                                                            -----------       -----------
Cash and cash equivalents, ending                           $   558,494       $ 1,764,421
                                                            ===========       ===========

                       See notes to financial statements.

                  Presidential Associates I Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2005 and 2004

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

      Cash Equivalents

      For the purposes of the statements of cash flows, the partnership considers all highly liquid financial instruments, which consist of an investment in a money market account with maturities of three months or less, to be cash equivalents. The carrying amount approximates fair value because of the short maturity of these instruments.

                  Presidential Associates I Limited Partnership

                           December 31, 2005 and 2004

NOTE B - CONCENTRATION OF CREDIT RISK

      The partnership maintains its cash balances in two accounts in one bank. The balance in one of the accounts is insured by the Federal Deposit Insurance Corporation up to $100,000, the other account is uninsured. As of December 31, 2005, the uninsured portion of the cash balances was $488,000.

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

      The following is a summary of the financial position of the operating partnership at December 31, 2005 and 2004, and a summary of its results of operations for the years then ended, prepared in conformity with accounting principles generally accepted in the United States of America.

                  Presidential Associates I Limited Partnership

                           December 31, 2005 and 2004

NOTE C - INVESTMENT IN OPERATING PARTNERSHIP (Continued)

                                 BALANCE SHEETS

                                                              2005                  2004
                                                          -------------         -------------
ASSETS
    Buildings, improvements and personal property,
      net of accumulated depreciation of
      $122,698,374 and $16,229,230, respectively          $  36,315,034         $  40,162,018
    Land                                                      7,798,111             7,798,111
    Other assets                                             10,642,251             8,124,433
                                                          -------------         -------------

    Total assets                                          $  54,755,396         $  56,084,562
                                                          =============         =============

LIABILITIES
    Mortgages payable                                     $ 133,000,000         $ 133,000,000
    Other liabilities                                         8,661,241             8,252,960
                                                          -------------         -------------

                                                            141,661,241           141,252,960
    Partners' deficit                                       (86,905,845)          (85,168,398)
                                                          -------------         -------------

                                                          $  54,755,396         $  56,084,562
                                                          =============         =============

                            STATEMENTS OF OPERATIONS

                                                              2005                  2004
                                                          -------------         -------------
    Revenue
      Rental                                              $  32,197,063         $  29,793,164
      Other                                                   1,801,476             1,724,335
      Interest                                                  103,765                27,046
                                                          -------------         -------------

                                                             34,102,304            31,544,545
                                                          -------------         -------------
    Expenses
      Operating expenses                                     29,211,127            28,203,692
      Amortization                                              159,480               159,264
      Depreciation                                            6,469,144             6,485,746
                                                          -------------         -------------

                                                             35,839,751            34,848,702
                                                          -------------         -------------

      NET LOSS                                            $  (1,737,447)        $  (3,304,157)
                                                          =============         =============

                  Presidential Associates I Limited Partnership

                           December 31, 2005 and 2004

NOTE C - INVESTMENT IN OPERATING PARTNERSHIP (Continued)

      The unrecognized portion of cumulative losses will be offset against the partnership's share of future income from Presidential Towers, Ltd.

NOTE D - RECONCILIATION OF NET INCOME

      There are no differences between the partnership's income for tax and financial statement purposes for 2005 and 2004.

      In addition, there is no difference between buildings and improvements as recorded for tax purposes and financial statement purposes by the operating partnership for 2005 and 2004.

      The difference between the investment in the operating partnership for tax purposes and financial statement purposes is due to the difference in the losses not recognized under the equity method of accounting which are recorded for income tax purposes as well as a gain on extinguishment of debt in prior years which was recorded for financial statement purposes only.

NOTE E - RELATED PARTY TRANSACTION

      Pursuant to the terms of the partnership agreement of the operating partnership, the partnership is entitled to receive a reimbursement from the operating partnership for its administrative expenses and professional fees up to an annual maximum of $30,000. During both 2005 and 2004, $30,000 was paid to the partnership by the operating partnership as reimbursement of reimbursable expenses incurred by the partnership.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 8A. Controls and Procedures

      As of the end of the period covered by this annual report on Form 10-KSB, an evaluation was carried out under the supervision and with the participation of the General Partner's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures (as such term is defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934). Based on that evaluation, the General Partner's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a- 15 (f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

      None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      The Partnership has no officers or directors. The Managing General Partner manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2006, the names of the directors and executive officers of the Managing General Partner and the position held by each of them are as follows:

                                     Position Held with the                         Has Served as a Director or
                                     Managing General Partner                       Officer Since
                                     ------------------------                       -------------
Name

Michael L. Ashner                    Chief Executive Officer and Director           1-96

Thomas C. Staples                    Chief Financial Officer                        1-99

Peter Braverman                      Executive Vice President and Director          1-96

Carolyn Tiffany                      Chief Operating Officer and Clerk              10-95

      Mr. Ashner, age 53, has been the Chief Executive Officer of Winthrop Realty Partners, L.P. (formerly known as Winthrop Financial Associates, A Limited Partnership) and its affiliates ("Winthrop"), since January 1996. Mr. Ashner has served since January 2004 as the Chairman and Chief Executive Officer of Winthrop Realty Trust (formerly known as First Union Real Estate Equity and Mortgage Investments) ("WRT") and since July 2005 as the Chairman and Chief Executive Officer Newkirk Realty Trust, Inc. ("Newkirk"), two real estate investment trusts listed on the New York Stock Exchange. Mr. Ashner served as a director and Chief Executive Officer of Shelbourne Properties I, Inc., Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc. (collectively, the "Shelbourne Entities"), three real estate investment trusts, from August 2002 until their liquidation in April 2004. Mr. Ashner also serves on the Board of Directors of WRT, Newkirk, NBTY, Inc., manufacturers and distributor of nutritional supplements, Atlantic Coast Entertainment Holdings, Inc., an owner and operator of the Sands casino in the Atlantic City, New Jersey

      Mr. Staples, age 50, has been has been with Winthrop since 1994 and has served as its Chief Financial Officer since January 1999. Mr. Staples also serves as the Chief Financial Officer of WRT and Newkirk, positions he has held since January 2004 and July 2005, respectively. Mr. Staples is a certified public accountant.

      Mr. Braverman, age 54, has been the Executive Vice President of Winthrop since January 1996. Mr. Braverman also serves as the President of WRT and Newkirk, positions he has held since January 2004 and July 2005, respectively. Mr. Braverman served as a director and Executive Vice President of each Shelbourne Entity from August 2002 until their liquidation in April 2004. Mr. Braverman also currently serves on the Board of Directors of WRT and Newkirk.

      Ms. Tiffany, age 39, has been the Chief Operating Officer of Winthrop since December 1997. Ms. Tiffany also serves as the President of WRT and Newkirk, positions she has held since January 2004 and July 2005, respectively. Ms. Tiffany served as the Chief Operating Officer of each Shelbourne Entity from August 2002 until their liquidation in April 2004.

      One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of a number of limited partnerships which either have a class of securities registered pursuant to
Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act.

      Except as indicated above, neither the Partnership nor the Managing General Partner has any significant employees within the meaning of Item 401(b) of Regulation S-B. There are no family relationships among the officers and directors of the Managing General Partner.

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

      From December 1997 to September 2005 Coordinated Services of Valdosta, LLC ("Coordinated Services") provided the daily asset and management services and investor services for the Partnership pursuant to the terms of a services agreement. This agreement was terminated effective September 1, 2005 and the Managing General Partner became directly responsible for such services. See "Item 11, Security Ownership of Certain Beneficial Owners and Management."

      The Managing General Partner does not have a separate audit committee. As such, the officers of the Managing General Partner fulfill the functions of an audit committee. The Managing General Partner has determined that Thomas Staples meets the requirement of an "audit committee financial expert".

      The persons with authority over the Partnership are all employees of the Managing General Partner. The Managing General Partner has adopted a code of ethics that applies to such persons.

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

      The Partnership is a limited partnership and has issued Units of limited partnership interest. The Units are not voting securities, except that the consent of the Limited Partners is required to approve or disapprove certain transactions including the removal of a General Partner, certain amendments to the Partnership Agreement, the dissolution of the Partnership or the sale of all or substantially all of the assets of the Partnership. Based on the Partnership's books and records, at March 1, 2006 the only holder of 5% or more of the Partnership's Units is Equity Resources Investments LLC ("Equity Resources") which collectively owns 41.9643 Units representing 7.11% of the Units in the Partnership. Based on information supplied by Equity Resources Investments LLC, the address for Equity Resources is 44 Brattle Street, Cambridge, Massachusetts.

      (b) Security Ownership of Management.

      As of March 1, 2006, Winthrop Realty Partners, L.P., which is an affiliate of the Managing General Partner, owns two Units which represent less than one percent to of the total Units of limited partnership interest. No officer, director or partner of the Managing General Partner or Linnaeus-Phoenix owns any Units as of March 1, 2006..

      (c) Changes in Control.

      From December 1997 to September 2005 Coordinated Services of Valdosta, LLC ("Coordinated Services") provided the daily asset and management services and investor services for the Partnership pursuant to the terms of a services agreement. This agreement was terminated effective September 1, 2005 and the Managing General Partner became directly responsible for such services.

Item 12. Certain Relationships and Related Transactions.

      Pursuant to the terms of the partnership agreement of the Operating Partnership, the Partnership is entitled to receive a reimbursement from the Operating Partnership for its administrative expenses and professional fees up to an annual maximum of $30,000. During both 2005 and 2004 $30,000 was paid to the Partnership by the Operating Partnership as reimbursement of reimbursable expenses incurred by the Partnership.

Item 13. Exhibits

      The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

Item 14. Principal Accounting Fees and Services

The Managing General Partner has reappointed Reznick Group, P.C. as independent auditors to audit the financial statements of the Partnership for 2005.

Audit Fees. The Partnership paid to Reznick Group, P.C. audit fees of approximately $15,330 and $14,600 for each of the years ended December 31, 2005 and 2004, respectively.

Audit Related Fees. The Partnership paid to Reznick Group, P.C. audit related fees of approximately $4,985 and $2,000 for the years ended December 31, 2005 and 2004, respectively.

Tax Fees. The Partnership paid to Reznick Group, P.C. fees for tax services of approximately $5,250 and $5,000 for each of the years ended December 31, 2005 and 2004.

Other Fees. The Partnership did not pay any other fees to Reznick Group, P.C. for the years ended December 31, 2005 and 2004.

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

                                                Date: April 14, 2006

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Signature/Name                    Title                           Date
--------------                    -----                           ----


/s/ Michael L. Ashner             Chief Executive Officer         April 14, 2006
---------------------             and Director
Michael L. Ashner


/s/ Thomas Staples                Chief Financial Officer         April 14, 2006
---------------------
Thomas Staples


/s/ Peter Braverman               Executive Vice President        April 14, 2006
---------------------             and Director
Peter Braverman

                                  EXHIBIT INDEX

Exhibit No.                                                                 Page

3,4    Amended and Restate Limited Partnership Agreement and Certificate     (1)
       of Amendment of Presidential Associates I Limited Partnership

  (b)  Amendment to Amended and Restated Limited Partnership Agreement       (3)
       and Certificate of Limited Partnership of Presidential Associates
       I Limited Partnership dated April 19, 1995

10(a)  Form of Investor Bond issued to the Partnership by Continental        (1)
       Casualty Company

  (b) Trust Agreement dated as of September 15, 1980 between the Operating (1) Partnership and LaSalle National Bank

  (c)  Letter of Credit and Reimbursement Agreement dated as of July 21,     (1)
       1983 between the Operating Partnership and Citibank, N.A.

  (e)  Regulatory Agreement for Multi-Family Housing project dated as of     (1)
       July 1, 1983 between LaSalle National Bank, as Trustee, the
       Operating Partnership, the General Partners and the Secretary of
       Housing and Urban Development

  (i)  Architectural Services Agreement dated as of July 1, 1983 between     (1)
       LaSalle National Bank, as Trustee, and Solomon Cordwell Buenz & Associates, Inc.

  (p)  Third Amended and Restated Limited Partnership Agreement of           (3)
       Presidential Towers, Ltd., dated April 19, 1995

  (s)  Amendment to Regulatory Agreement for Multifamily Housing             (3)
       Projects, dated as of April 18, 1995, between LaSalle National
       Bank, as Trustee, and Presidential Towers, Ltd. and the Secretary of Housing and Urban Development

  (t)  Restructuring Agreement, dated April 18, 1995, among LaSalle          (3)
       National Trust, as Trustee, Presidential Towers, Ltd. and the
       Secretary of Housing and Urban Development.

  (u)  Services Agreement, dated December 16, 1997,                          (4)
       by and between First Winthrop Corporation, Winthrop Financial Co.,
       Inc., WFC Realty Co., Inc., WFC Realty Saugus, Inc., Winthrop
       Properties, Inc., Winthrop Metro Equities Corporation, Winthrop
       Libson Realty, Inc. and Northwood Realty Co., Inc. and Coordinated Services of Valdosta, LLC.

31     Certifications Pursuant to Section 302 of the Sarbanes-Oxley          26
       Act of 2002

32     Certification Pursuant to Section 906 of the Sarbanes-Oxley           30
       Act of 2002.

99.1   Independent Auditor's Report                                          31

----------

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