Form 10QSB
period 2006-03-31
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2006-05-15
CIK 726666

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2006              Commission File Number 0-12210
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

                                              YES |_|    NO |X|

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

PART 1 - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
BALANCE SHEETS

--------------------------------------------------------------------------------

                                                       March 31,    December 31,
                                                         2006           2005
                                                      (Unaudited)     (Audited)
--------------------------------------------------------------------------------

                                     ASSETS

Assets
     Cash and cash equivalents                       $    545,074   $    558,494
     Accounts receivable                                    8,862             --
                                                     ------------   ------------

Total assets                                         $    553,936   $    558,494
                                                     ============   ============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities and partners' capital
     Accounts payable                                $      4,463   $     13,850
     Partners' capital                                    549,473        544,644
                                                     ------------   ------------

Total liabilities and partners' capital              $    553,936   $    558,494
                                                     ============   ============

                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(UNAUDITED)

For the Three Months Ended March 31,
2006 and 2005
(Unaudited)

                                                          2006           2005
                                                       ----------     ----------
INCOME:

  Interest                                             $    4,829     $    2,845
                                                       ----------     ----------

                                                            4,829          2,845
                                                       ----------     ----------

EXPENSES:

  Other                                                        --             --
                                                       ----------     ----------

                                                               --             --
                                                       ----------     ----------

Net income                                             $    4,829     $    2,845
                                                       ==========     ==========

Net income per unit of limited
  partnership interest outstanding                     $     8.18     $     4.82
                                                       ==========     ==========

                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

------------------------------------------------------------------------------------------------------------

                                                        Linnaeus-
                                                         Phoenix
For the Three Months Ended          Winthrop            Associates           Investor             Total
March 31, 2006 and 2005           Financial Co.,         Limited             Limited            Partners'
(Unaudited)                            Inc.             Partnership          Partners            Capital
------------------------------------------------------------------------------------------------------------

Balance, December 31, 2004        $     (263,510)     $     (565,419)     $    2,590,350      $    1,761,421

Net income                                    14                  14               2,817               2,845

Contributions                                 --                  --              14,095              14,095

Distributions                             (6,000)             (6,000)         (1,188,000)         (1,200,000)
                                  --------------      --------------      --------------      --------------

Balance, March 31, 2005           $     (269,496)     $     (571,405)     $    1,419,262      $      578,361
                                  ==============      ==============      ==============      ==============

Balance, December 31, 2005        $     (269,664)     $     (571,573)     $    1,385,881             544,644

Net income                                    24                  24               4,781               4,829

Contributions                                 --                  --                  --                  --

Distributions                                 --                  --                  --                  --
                                  --------------      --------------      --------------      --------------

Balance, March 31, 2006           $     (269,640)     $     (571,549)     $    1,390,662      $      549,473
                                  ==============      ==============      ==============      ==============

                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

For the Three Months Ended
March 31, 2006 and 2005 (Unaudited)                     2006            2005
--------------------------------------------------------------------------------

Cash flow from operating activities:
  Net income                                        $     4,829     $     2,845
  Adjustments to reconcile net income to
    net cash used in operating activities:
      Increase (decrease) in accounts payable            (9,387)         (3,000)
      Increase (decrease) in accounts receivable         (8,862)         (7,470)
                                                    -----------     -----------

Net cash used in operating activities                   (13,420)         (7,625)
                                                    -----------     -----------

Cash flows from financing activities:
  Distributions to partners                                  --      (1,200,000)
  Contributions from partners                                --          14,095
                                                    -----------     -----------

Net cash used in financing activities                        --      (1,185,905)
                                                    -----------     -----------

Net decrease in cash and cash equivalents               (13,420)     (1,193,530)

Cash and cash equivalents at beginning of period        558,494       1,764,421
                                                    -----------     -----------

Cash and cash equivalents at end of period          $   545,074     $   570,891
                                                    ===========     ===========

                        See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

1. ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include all adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2005.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 2006.

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

3. TAXABLE INCOME

The Partnership's taxable income for 2006 is not expected to differ from that for financial reporting purposes.

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

The Operating Partnership did not make any distribution to the Partnership during the three months ended March 31, 2006 or 2005. In connection with the April 1995 restructuring, the Partnership is entitled to receive reimbursement from the Operating Partnership for the Partnership's administrative expenses and professional fees up to an annual maximum of $30,000 as well as its allocable share of all distributions after a preferred return to TKI Presidential Partners ("TKI"). In addition, the Operating Partnership distributes to the Partnership an amount equal to the amount of income allocated to the Partnership by the Operating Partnership in each year. Future distributions from the Operating Partnership will be dependent upon the property's operating results.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)

Liquidity and Capital Resources (Continued)

The Partnership's liquidity based on cash and cash equivalents decreased by $13,420 at March 31, 2006, as compared to December 31, 2005. This decrease was due to cash used in operating activities. It is expected that so long as the Partnership's administrative expenses do not exceed $30,000 in any year, unless the Operating Partnership makes a distribution, the Partnership's cash and cash equivalents will remain relatively constant until the Operating Partnership is liquidated.

The Partnership's liquid assets are invested in money market funds and are currently thought to be sufficient for any near-term needs of the Partnership.

Results of Operations

Net income increased by $1,984 for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The increase is due to an increase in interest income earned of $1,984 as a result of cash being held in a higher interest yielding account.

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

                                          PRESIDENTIAL ASSOCIATES I
                                          LIMITED PARTNERSHIP
                                          (Partnership)

                                          By: Winthrop Financial Co., Inc.
                                              Managing General Partner


Date: May 12, 2006                        By: /s/ Thomas C. Staples
                                              ----------------------------------
                                              Thomas C. Staples
                                              Chief Financial Officer


Date: May 12, 2006                        By: /s/ Michael L. Ashner
                                              ----------------------------------
                                              Michael L. Ashner
                                              Chief Executive Officer

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