Form 10QSB
period 2006-06-30
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2006-08-14
CIK 726666

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

    X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                         Commission File Number 0-12210

                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Maryland                                      04-2801764
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

7 Bulfinch Place, Suite 500, Boston, MA                    02114
--------------------------------------------    --------------------------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code         (617) 570-4600
                                                --------------------------------

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

                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2006

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheets

                                               June 30, 2006   December 31, 2005
                                                (Unaudited)         (Audited)
                                              --------------     --------------

Assets

Cash and cash equivalents                     $      512,127     $      558,494
Accounts receivable                                   30,000                 --
                                              --------------     --------------

    Total Assets                              $      542,127     $      558,494
                                              ==============     ==============

Liabilities and Partners' Capital

Liabilities and Partners' Capital:

Accounts payable and accrued expense          $        3,483     $       13,850
Partners' capital                                    538,644            544,644
                                              --------------     --------------

    Total Liabilities and Partners' Capital   $      542,127     $      558,494
                                              ==============     ==============

                        See notes to financial statements


                                    2 of 16

                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2006

Statements of Income (Unaudited)

                                                 For The Three Months Ended         For The Six Months Ended
                                                  June 30,         June 30,         June 30,         June 30,
                                                    2006             2005             2006             2005
                                                ------------     ------------     ------------     ------------
Income:

Interest                                        $      5,479     $      1,794     $     10,308     $      4,639
                                                ------------     ------------     ------------     ------------

    Total income                                       5,479            1,794           10,308            4,639
                                                ------------     ------------     ------------     ------------

Expenses:

Legal and Professional Fees                           16,308            7,430           16,308            7,430
                                                ------------     ------------     ------------     ------------

    Total expenses                                    16,308            7,430           16,308            7,430
                                                ------------     ------------     ------------     ------------

Net loss                                        $    (10,829)    $     (5,636)    $     (6,000)    $     (2,791)
                                                ============     ============     ============     ============

Net loss per Unit of Limited Partnership
  Interest outstanding                          $     (18.17)           (9.46)          (10.07)    $      (4.68)
                                                ============     ============     ============     ============

                        See notes to financial statements


                                    3 of 16

                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2006

Statement of Partners' Capital (Unaudited)

                                                        Linnaeus-
                                                         Phoenix
For the Six Months Ended              Winthrop          Associates           Investor             Total
June 30, 2006 and 2005             Financial Co.,        Limited              Limited           Partners'
(Unaudited)                             Inc.            Partnership          Partners            Capital
                                  --------------      --------------      --------------      --------------
Balance, December 31, 2004        $     (263,510)     $     (565,419)     $    2,590,350      $    1,761,421

    Net loss                                 (14)                (14)             (2,763)             (2,791)

    Contributions                             --                  --              14,095              14,095

    Distributions                         (6,000)             (6,000)         (1,188,000)         (1,200,000)
                                  --------------      --------------      --------------      --------------

Balance, June 30, 2005            $     (269,524)     $     (571,433)     $    1,413,682      $      572,725
                                  ==============      ==============      ==============      ==============

Balance, December 31, 2005        $     (269,664)     $     (571,573)     $    1,385,881      $      544,644

    Net loss                                 (30)                (30)             (5,940)             (6,000)

    Contributions                             --                  --                  --                  --

    Distributions                             --                  --                  --                  --
                                  --------------      --------------      --------------      --------------

Balance, June 30, 2006            $     (269,694)     $     (571,603)     $    1,379,941      $      538,644
                                  ==============      ==============      ==============      ==============

                        See notes to financial statements


                                    4 of 16

                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2006

Statements of Cash Flows (Unaudited)

                                                      For the Six Months Ended
                                                      June 30,        June 30,
                                                        2006            2005
                                                    -----------     -----------
Cash Flows from Operating Activities:

Continuing Operations:

Net loss                                            $    (6,000)    $    (2,791)
Adjustments to reconcile net loss to net cash used in operating activities:

     Increase in other assets                           (30,000)        (30,000)

     Decrease in other payables                         (10,367)         (3,000)
                                                    -----------     -----------
     Net cash used in operating activities              (46,367)        (35,791)
                                                    -----------     -----------

Cash Flows from Financing Activities:

Distributions to partners                                    --      (1,200,000)

Contributions from partners                                  --          14,095
                                                    -----------     -----------
     Net cash used in financing activities                   --      (1,185,905)
                                                    -----------     -----------

Net decrease in cash and cash equivalents               (46,367)     (1,221,696)

Cash and cash equivalents, beginning of period          558,494       1,764,421
                                                    -----------     -----------

Cash and cash equivalents, end of period            $   512,127     $   542,725
                                                    ===========     ===========

                        See notes to financial statements


                                    5 of 16

                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2006

                          NOTES TO FINANCIAL STATEMENTS

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


                                    6 of 16

                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2006

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

      The Operating Partnership did not make any distribution to the Partnership during the six months ended June 30, 2006. During the six months ended June 30, 2005 the Partnership paid a distribution from reserves to the limited partners in the amount of $1,188,000 ($2,013 per limited partnership unit) and to the general partners in the amount of $12,000. In connection with the April 1995 restructuring, the Partnership is entitled to receive reimbursement from the Operating Partnership for its administrative expenses and professional fees up to an annual maximum of $30,000 as well as its allocable share of all distributions after a preferred return to TKI Presidential Partners ("TKI"), which preferred return was satisfied in 2001. In addition, the Operating Partnership distributes to the Partnership an amount equal to the amount of income allocated to the Partnership by the Operating Partnership in each year. Accordingly, the receipt by the Partnership of further distributions from the Operating Partnership is dependent on the property's operating results.

      The Partnership's liquidity based on cash and cash equivalents decreased by $46,367 at June 30, 2006, as compared to December 31, 2005. This decrease is due to cash used in operating activities. It is expected that, unless the Operating Partnership makes a distribution, the Partnership's cash and cash equivalents will remain relatively constant until the Operating Partnership is liquidated.


                                    7 of 16

                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2006

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

      Liquidity and Capital Resources (Continued)

      The Partnership's liquid assets are currently thought to be sufficient for any near-term needs of the Partnership.

      Results of Operations

      Net loss was $10,829 and $ 6,000 for the three and six months ended June 30, 2006 respectively, as compared to net loss of $5,636 and $2,791 for the three and six months ended June 30, 2005. The increase in net loss for each of the comparable periods is primarily due to an increase in legal and professional fees and other expenses incurred during the first and second quarter of 2006 partially offset by the increase in interest income attributable to the cash reserves being held in a higher yielding interest account. The increase in legal and professional fees is attributable to annual increases in these expenses.

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


                                    8 of 16

                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 20056

Part II - Other Information

Item 6. Exhibits

      Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.


                                    9 of 16

                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2006

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

                                         PRESIDENTIAL ASSOCIATES I
                                         LIMITED PARTNERSHIP

                                         By: WINTHROP FINANCIAL CO., INC.
                                             Managing General Partner


                                             By: /s/ Michael L. Ashner
                                                 -------------------------------
                                                 Michael L. Ashner
                                                 Chief Executive Officer


                                             By: /s/ Thomas C. Staples
                                                 -------------------------------
                                                 Thomas C. Staples
                                                 Chief Financial Officer

                                             Dated: August 14, 2006


                                    10 of 16

                  PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2006

Exhibit Index

      Exhibit                                                           Page No.

      31.1  Chief Executive Officer's Certification, pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.              13 - 14

      31.2  Chief Financial Officer's Certification, pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.              15 - 16

      32    Certification of Chief Executive Officer and Chief
            Financial Officer, pursuant to 18 U.S.C. Section 1350,
            as adopted pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002.                                                   17


                                    11 of 16