Form 10QSB
period 2006-09-30
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2006-11-14
CIK 726666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number 0-12210

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

(Exact name of small business issuer as specified in its charter)

Maryland	04-2801764
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

44 Brattle Street, 4th Floor, Cambridge, MA	02138
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code	(617) 871-1330

              7 Bulfinch Place, Suite 500, Boston, MA 02114

(Former Name, Former Address and Formal Fiscal Year, if Changed

Since Last Report)

Indicate by check mark whether Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-QSB SEPTEMBER 30, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheets

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)

Assets

Cash and cash equivalents	$1,059,923	$558,494
Accounts receivable	30,000	-

Total Assets	$1,089,923	$558,494

Liabilities and Partners' Capital

Liabilities and Partners' Capital:

Accounts payable and accrued expense	$2,773	$13,850
Partners' capital	1,087,150	544,644

Total Liabilities and Partners' Capital	$1,089,923	$558,494

See notes to financial statements

2 of 16

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-QSB SEPTEMBER 30, 2006

Statements of Income (Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Income:

Interest	$5,567	$1,948	$15,875	$6,587
Distribution from operating partnership	553,745	-	553,745	-

Total income	559,312	1,948	569,620	6,587

Expenses:

Legal and Professional Fees	10,506	11,985	26,814	19,415
Other	300	8	300	8

Total expenses	10,806	11,993	27,114	19,423

Net income (loss)	$548,506	$(10,045)	$542,506	$(12,836)

Net income (loss) per Unit of Limited Partnership
Interest outstanding	$920.37	$(16.86)	$910.31	$(21.54)

See notes to financial statements

3 of 16

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-QSB SEPTEMBER 30, 2006

Statement of Partners' Capital (Unaudited)

For the Nine Months Ended September 30, 2006 and 2005	Winthrop Financial Co., Inc.	Linnaeus Phoenix Associates Limited Partnership	Investor Limited Partners	Total Partners' Capital

(Unaudited)

Balance - December 31, 2004	$(263,510)	$(565,419)	$2,590,350	$1,761,421

Net loss	(64)	(64)	(12,708)	(12,836)

Contributions	-	-	14,095	14,095

Distributions	(6,000)	(6,000)	(1,188,000)	(1,200,000)

Balance - September 30, 2005	$(269,574)	$(571,483)	$1,403,737	$562,680

Balance - December 31, 2005	$(269,664)	$(571,573)	$1,385,881	$544,644

Net income	2,713	2,713	537,080	542,506

Contributions	-	-	-	-

Distributions	-	-	-	-

Balance - September 30, 2006	$(266,951)	$(568,860)	$1,922,961	$1,087,150

See notes to financial statements

4 of 16

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-QSB SEPTEMBER 30, 2006

Statements of Cash Flows (Unaudited)

	For The Nine Months Ended
	September 30,	September 30,
	2006	2005

Cash Flows From Operating Activities:

Continuing Operations:

Net income (loss)	$542,506	$(12,836)
Adjustments to reconcile net income to net cash
provided by operating activities:
Increase in other assets	(30,000)	0
Decrease in other payables	(11,077)	1,180

Net cash (used in) provided by operating activities	501,429	(11,656)

Cash Flows From Financing Activities:

Distributions to partners	0	(1,200,000)

Contributions from partners	0	14,095

Net cash used in financing activities	0	(1,185,905)

Net increase in cash and cash equivalents	501,429	(1,197,561)

Cash and cash equivalents, beginning of period	558,494	1,764,421

Cash and cash equivalents, end of period	$1,059,923	$566,860

See notes to financial statements

5 of 16

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

FORM 10-QSB SEPTEMBER 30, 2006

1.	General

The condensed financial statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership’s accounting and financial reporting policies are in conformity with generally accepted accounting principles and include all adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

3.	Taxable Income

The Partnerships taxable income for 2006 is not expected to differ from that for financial reporting purposes.

See notes to financial statements

6 of 16

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

FORM 10-QSB SEPTEMBER 30, 2006

Item 2.	Management’s Discussion and Analysis or Plan of Operation

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

General

Effective October 7, 2006, ERI/WIN GP LLC, a wholly-owned subsidiary of Equity Resource Investments, LLC (“Equity Resource”), acquired a 100% ownership interest in the Partnership’s general partner. Equity Resources is a Cambridge, Massachusetts based real estate company. The transfer of the ownership interest in the Partnership’s general partner is not expected to have a material effect on the Partnership’s operations.

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

The Operating Partnership made a distribution to the Partnership in the amount of $553,745 during the nine months ended September 30, 2006. During the nine months ended September 30, 2005 the Operating Partnership did not make any distribution to the Partnership. During the nine months ended September 30, 2005, the Partnership paid a distribution from reserves in the amount of $1,200,000. In connection with the April 1995 restructuring, the Partnership is entitled to receive a reimbursement from the Operating Partnership for its administrative expenses and professional fees up to an annual maximum of $30,000 as well as its allocable share of all distributions after a preferred return to TKI Presidential Partners (“TKI”), which preferred return was satisfied in 2001. In addition, the Operating Partnership distributes to the Partnership an amount equal to the amount of income allocated to the Partnership by the Operating Partnership

7 of 16

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

FORM 10-QSB SEPTEMBER 30, 2006

Item 2.	Management’s Discussion and Analysis or Plan of Operation (Continued)

Liquidity and Capital Resources (Continued)

in each year. Accordingly, depending on the property’s operating results, it is expected that the Partnership will receive annual distributions from the Operating Partnership.

The Partnership’s liquidity based on cash and cash equivalents increased by $501,429 to $1,059,923 at September 30, 2006, as compared to December 31, 2005. This increase is due to a distribution received from the Operating Partnership in the amount of $553,745. No cash was used in financing activities by the Partnership. It is expected that so long as the Partnership’s administrative expenses do not exceed $30,000 in any year, unless the Operating Partnership makes a distribution, the Partnership’s cash and cash equivalents will remain relatively constant until the Operating Partnership is liquidated.

The Partnership’s liquid assets are currently thought to be sufficient for any near-term needs of the Partnership.

Results of Operations

Net income was $548,506 and $542,506 for the three and nine months ended September 30, 2006 as compared to net loss of $10,045 and $12,836 for the three and nine months ended September 30, 2005. The increase in net income is primarily due to the Partnership’s receipt of distribution from the Operating Partnership during the nine months ended September 30, 2006 with no corresponding distribution received from the Operating Partnership during the nine months ended September 30, 2005. Partially offsetting the increase in revenues was an increase in legal and professional fees.

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

8 of 16

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

FORM 10-QSB SEPTEMBER 30, 2006

Part II - Other Information

Item 5.	Other Information

Effective October 7, 2006, ERI/WIN GP LLC, a wholly-owned subsidiary of Equity Resource Investments, LLC (“Equity Resource”), acquired a 100% ownership interest in the Partnership’s general partner. Equity Resource is a Cambridge, Massachusetts based real estate company. The transfer of the ownership interest in the Partnership’s general partner is not expected to have a material effect on the Partnership’s operations.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.

9 of 16

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

FORM 10-QSB SEPTEMBER 30, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDENTIAL ASSOCIATES I

LIMITED PARTNERSHIP

By:	Winthrop Financial Co., Inc.
Managing General Partner

By: /s/ Eggert Dagbjartsson
Eggert Dagbjartsson
Chief Executive Officer

By: /s/ Andrew Prague
Andrew Prague
Chief Financial Officer

Dated:  November 14, 2006

10 of 16

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

FORM 10-QSB SEPTEMBER 30, 2006

Exhibit Index

Exhibit	Page No.

31.1	Chief Executive Officer’s Certification, pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002.	12 – 13

31.2	Chief Financial Officer’s Certification, pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002.	14 – 15

32	Certification of Chief Executive Officer and Chief Financial Officer,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.	16

11 of 16