Form 10-K
period 2006-12-31
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2007-04-13
CIK 726666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of

Securities Exchange Act of 1934

Commission File
For the fiscal year ended December 31, 2006	Number 0-12210

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
(Exact name of small business issuer as specified in its charter)

Maryland	04-2801596
(State of organization)	(IRS Employer Identification No.)

1280 Massachusetts Avenue, Cambridge, Massachusetts	02138
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number including area code:	(617) 876-4800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Sections 13 or 15(d) of the Exchange Act ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes          No  X

Issuer’s revenues for its most recent fiscal year were $0.

No public trading market exists for units of the limited partnership interest of the Partnership, and, therefore, no aggregate market value can be computed and 590 units of limited partnership interest were outstanding as of April 12, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None

Certain matters discussed herein are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “will,” “should,” “estimates,” or “anticipates,” or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward- looking statements. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that any deviations will not be material. We disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-KSB to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I

Item 1.	Description of Business.

Organization

Presidential Associates I Limited Partnership (the “Partnership”) was organized as a Maryland limited partnership under the Maryland Revised Uniform Limited Partnership Act on July 20, 1983, for the purpose of investing in Presidential Towers Ltd. (the “Operating Partnership”), an Illinois limited partnership organized for the purpose of building, owning and operating a residential apartment complex in downtown Chicago, Illinois (the “Project”).

The general partners of the Partnership are Winthrop Financial Co., Inc., a Massachusetts corporation (the “Managing General Partner”), and Linnaeus-Phoenix Associates Limited Partnership (“Linnaeus-Phoenix”). Collectively, the Managing General Partner and Linnaeus-Phoenix are referred to herein as the “General Partners.” The Managing General Partner is a wholly-owned subsidiary of ERI/WIN GP LLC, an affiliate of Equity Resource Investments, LLC (“Equity Resources”). ERI/WIN GP LLC acquired a 100% ownership interest in the Managing General Partner effective as of October 18, 2007. Equity Resources is a Cambridge, Massachusetts based real estate investment company.  The transfer of the ownership interest in the Managing General Partner is not expected to have a material effect on the Partnership’s operations. See “Employees” below.

The only business of the Partnership is investing as a limited partner in the Operating Partnership. As of the date hereof, the general partners of the Operating Partnership are (i) McHugh Levin Associates Venture (“McHugh Levin”), an Illinois limited partnership whose general partners are James P. McHugh and Daniel E. Levin, (ii) Madison-Canal Company, an Illinois limited partnership whose general partner is Daniel J. Shannon and (iii) TKI Presidential Partners.

As of the date hereof, the Partnership holds a 19.998% limited partnership interest in the Operating Partnership. In exchange for this interest the Partnership made a capital contribution of $33,172,524 to the Operating Partnership. See “Restructuring of Operating Partnership.”

Development

The Partnership was initially capitalized with contributions totaling $300 from the General Partners. In September 1983, the Partnership completed a private offering of 590 units of limited partnership interest (the “Units”) pursuant to Regulation D under the Securities Act of 1933. The Partnership raised $59,000,000 in capital contributions from 545 investor limited partners (the “Limited Partners”). Of the $59,000,000 raised, $697,380 was received upon the Limited Partners’ admission to the Partnership, and the balance was paid in installments pursuant to the terms of promissory notes (the “Investor Notes”) delivered to the Partnership by the Limited Partners. The last installment was due on January 15, 1990. However, as of April 1, 2006, $21,866 of this installment remains uncollected.

As a result of a restructuring transaction that occurred in 1995 and the investment by TKI Presidential Partners (“TKI”) of $14,000,000 over a six year period in the Operating Partnership, the Partnership’s interest in the Operating Partnership was reduced from a 94.99% limited partnership interest to a 19.998% limited partnership interest and certain control rights over major business decisions of the Operating Partnership were transferred to TKI. Pursuant to the terms of the partnership agreement of the Operating Partnership, the Partnership is entitled to receive a reimbursement from the Operating Partnership for its administrative expenses and professional fees up to an annual maximum of $30,000. The Operating Partnership made no distributions to the Partnership during 2005, and made distributions to the Partnership during 2006 of $553,745.

Employees

The Partnership has no employees. From December 1997 to September 2005, Coordinated Services of Valdosta, LLC (“Coordinated Services”) provided asset management and investor services to the Partnership pursuant to a Services Agreement. As a result of this agreement, Coordinated Services had the right to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, refinancing or restructuring proposals by the Operating Partnership, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. Coordinated Services was not permitted, however, without the consent of the Managing General Partner, or as otherwise required under the terms of the Partnership’s Agreement of Limited Partnership (the “Partnership Agreement”) to, among other things, cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. As compensation for providing these services, the Managing General Partner and its affiliates assigned to Coordinated Services all of their right to receive fees from the Partnership as provided in the Partnership Agreement, which fee is paid directly from the Operating Partnership. On September 1, 2005, the agreement with Coordinated

Services was terminated and the Managing General Partner is now directly responsible for providing the asset management and investor services to the Partnership.

Item 2.	Description of Properties.

The Partnership has no properties other than its interest in the Operating Partnership.

Item 3.	Legal Proceedings.

To the best of the Partnership’s knowledge, there are no material pending legal proceedings to which it is a party.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the period covered by this report.

Recent Developments

One March 7, 2007 the Operating Partnership entered into an agreement to sell the Project. Based on information obtained from the Operating Partnership, the Managing General Partner understands that the sale is projected to close in the second quarter 2007. Assuming the sale transaction is consummated, the Partnership’s only remaining asset will be cash from the sale and the Partnership will be liquidated. After repayment of debt, expenses incurred in connection with the sale, and costs and fees payable in connection with the liquidation of the Partnership, the Managing General Partner expects that the Limited Partners will receive a distribution of cash proceeds, which is anticipated to occur in May or June, 2007. However, as the dissolution of the Partnership was not imminent as of December 31, 2006, the financial statements are presented assuming that the Partnership will continue as a going concern.

PART II

Item 5.	Market for the Issuer’s Common Equity, Related Security Holder Matters and Small Business Issuer Purchases of Equity Securities.

The Partnership is a limited partnership and thus has no common stock. There is no established public trading market for the Units in the Partnership. Trading in Units is sporadic and occurs solely through private transactions.

As of April 1, 2007, there were approximately 528 holders of 590 outstanding Units.

The Partnership Agreement requires that Cash Flow (as defined therein) be distributed to the partners in specified proportions at reasonable intervals during the fiscal year and in any event no later than 60 days after the close of each fiscal year. There are no restrictions on the Partnership’s present or future ability to make distributions of cash flow. For the years ended December 31, 2005 and 2006, the Partnership made distributions to its limited partners of approximately $1,188,000 ($2,013.56 per unit) and $0, respectively, and $6,000 and $0 to each of the General Partner and the special limited partner. See Item 6 “Management’s Discussion and Analysis or Plan of Operation” for the Partnership’s ability to make distributions in the future.

Over the past few years many companies have begun making “mini-tenders” (offers to purchase an aggregate of less than 5% of the total outstanding units) for limited partnership interests in the Partnership. Pursuant to the rules of the Securities and Exchange Commission, when a tender offer is commenced for Units the Partnership is required to provide limited partners with a statement setting forth whether it believes limited partners should tender or whether it is remaining neutral with respect to the offer. Unfortunately, the rules of the Securities and Exchange Commission do not require that the bidders in certain tender offers provide the Partnership with a copy of their offer. As a result, the General Partners often do not become aware of such offers until shortly before they are scheduled to expire or even after they have expired. Accordingly, the General Partners do not have sufficient time to advise limited partners of its position on the tender. In this regard, please be advised that pursuant to the discretionary right granted to the Managing General Partner in the Partnership Agreement to reject any transfers of Units, the General Partners will not permit the transfer of any Unit in connection with a tender offer if: (i) the Partnership is not provided with a copy of the bidder’s offering materials, including amendments thereto, simultaneously with their distribution to the limited partners; (ii) the offer does not provide for withdrawal rights at any time prior to the expiration date of the offer and, if payment is not made by the bidder within 60 days of the date of the offer, after such 60 day period; and (iii) the offer is not open for at least 20 business days and, if a material change is made to the offer, for at least 10 business days following such change. As of the date of this report, no further transfers of Units will be permitted due to the anticipated sale of the Project by the Operating Partnership.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership’s business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership’s business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Liquidity and Capital Resources

The Partnership’s primary source of liquidity is distributions from the Operating Partnership. As a result of the restructuring, the Partnership is entitled to receive a reimbursement from the Operating Partnership to reimburse it for its administrative expenses and professional fees up to an annual maximum of $30,000 to cover these costs. During 2006, the Partnership received $553,745 in distributions from the Operating Partnership as compared to no distributions from the Operating Partnership in 2005. Based on the Operating Partnership’s operating results in 2006, the general partner of the Operating Partnership elected to make a distribution to the Partnership for 2006. The Partnership made no distributions to its partners for 2005. The Managing General Partner anticipated that if the Operating Partnership consummates the sale of the Project, then the Operating Partnership will make a distribution of sale proceeds to the Partnership. However, there can be no assurance that the Operating Partnership will make any distributions from operations to the Partnership in the future.

The Partnership’s liquidity, based on its cash and cash equivalents, was $1,069,189 at December 31, 2006 as compared to $558,494 at December 31, 2005. This increase was due to $509,936 of cash provided by operating activities.

The Partnership’s liquid assets are currently thought to be sufficient for any near-term needs of the Partnership.

Results of Operations

The Partnership’s net income for the year ended December 31, 2006 was $523,329 as compared to a net loss of $30,872 for the year ended December 31, 2005. This increase in 2006 was due to the increase in distributions from the Operating Partnership which was classified as other income and to a lesser extent, due to a small increase in expenses. There was also a slight increase in interest income of $19,543 due to an increase in cash balances during 2006.

As discussed above, future operating results of the Partnership are subject to the Operating Partnership’s ability to make distributions to the Partnership. Expenses are expected to remain relatively constant for future periods. However, if the sale of the Project by the Operating Partnership is consummated operations will cease.

Off-balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Item 7.	Financial Statements.

The audited financial statements of the Partnership for the fiscal years ended December 31, 2006 and December 31, 2005, including the accompanying notes thereto, are included in this Item 7.

Presidential Associates I Limited Partnership

TABLE OF CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	9

FINANCIAL STATEMENTS

BALANCE SHEETS	10

STATEMENTS OF OPERATIONS	11

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)	12

STATEMENTS OF CASH FLOWS	13

NOTES TO FINANCIAL STATEMENTS	14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Presidential Associates I Limited Partnership

We have audited the accompanying balance sheets of Presidential Associates I Limited Partnership as of December 31, 2006 and 2005, and the related statements of operations, partners’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the operating partnership in which Presidential Associates I Limited Partnership owns a limited partnership interest, as of and for the year ended December 31, 2005. The financial statements as of December 31, 2005, of the operating partnership were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to information relating to this partnership, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financing reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Presidential Associates I Limited Partnership as of December 31, 2006 and 2005, and the results of its operations, changes in partners’ equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Reznick Group, P.C.

Bethesda, Maryland

April 12, 2007

Presidential Associates I Limited Partnership

BALANCE SHEETS

December 31,

ASSETS

	2006	2005

Cash and cash equivalents	$1,069,189	$558,494
Due from affiliates	30,000	-

	$1,099,189	$558,494

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

LIABILITIES
Accounts payable	$30,457	$13,850
Due to affiliates	759	-

TOTAL LIABILITIES	31,216	13,850

PARTNERS’ EQUITY	1,067,973	544,644

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$1,099,189	$558,494

See notes to financial statements

Presidential Associates I Limited Partnership

STATEMENTS OF INCOME

Years ended December 31,

	2006	2005
Expenses
Other	$57,656	$38,569

	(57,656)	(38,569)

Other income
Distribution from operating partnership	553,745	-
Interest income	27,240	7,697

NET INCOME (LOSS)	$523,329	$(30,872)

Units of investor limited partnership interest outstanding	590	590

Net income (loss) allocated to general partner	$2,617	$(154)

Net income (loss) allocated to special limited partner	$2,617	$(154)

Net income (loss) allocated to investor limited partners	$518,095	$(30,564)

Net income (loss) per unit of investor limited partnership interest outstanding	$878	$(52)

Presidential Associates I Limited Partnership

STATEMENTS OF PARTNERS EQUITY (DEFICIT)

Years ended December 31, 2006 and 2005

	General partner	Special limited partner
	Winthrop Financial Company, Inc.	Linnaeus Phoenix Associates Limited Partnership	Investor limited partners	Total
Partners’ equity (deficit),
December 31, 2004	$(263,510)	$(565,419)	$2,590,350	$1,761,421

Capital contributions	100	-	38,310	38,410

Less capital contributions
not yet received	(100)	-	(24,215)	(24,315)

Distributions	(6,000)	(6,000)	(1,188,000)	(1,200,000)

Net loss	(154)	(154)	(30,564)	(30,872)

Partners’ equity (deficit),
December 31, 2005	(269,664)	(571,573)	1,385,881	544,644

Net income	2,617	2,617	518,095	523,329

Partners’ equity (deficit),
December 31, 2006	$(267,047)	$(568,956)	$1,903,976	$1,067,973

See notes to financial statements.

Presidential Associates I Limited Partnership

STATEMENTS OF CASH FLOWS

Years ended December 31, 2006 and 2005

	2006		2005

Cash flows from operating activities
Net income (loss)	$523,329		$(30,872)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Increase in due from affiliates	(30,000)		-
Increase in accounts payable	16,607		10,850

Net cash provided by (used in) operating activities	509,936		(20,022)

Cash flows from financing activities
Distributions to partners	-		(1,200,000)
Contributions from investor limited partners	-		14,095
Increase in due to affiliates	759		-

Net cash provided by (used in) financing activities	759		(1,185,905)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	510,695	-	(1,205,927)

Cash and cash equivalents, beginning	558,494		1,764,421

Cash and cash equivalents, end	$1,069,189		$558,494

See notes to financial statements.

Presidential Associates I Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presidential Associates I Limited Partnership (the “partnership”) was organized under the laws of the State of Maryland on July 1, 1983 to acquire a limited partnership interest in Presidential Towers, Ltd. (the “operating partnership”). As disclosed in Note F, the Partnership expects the sale of the underlying property of the Operating Partnership to close on or about April 18, 2007. Assuming the sale transaction is consummated, the Partnership’s only remaining asset will be cash from the sale and the Partnership will be liquidated by payments of expenses incurred in connection with the sale and distribution of remaining proceeds to the partners. However, as the dissolution of the Partnership was not imminent as of December 31, 2006, the financial statements are presented assuming that the Partnership will continue as a going concern.

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

Investment in the Operating Partnership

The investment in the operating partnership is reported using the equity method of accounting, under which the initial investment is recorded at cost, increased or decreased by the partnership’s share of income or losses, and decreased by distributions. As there are no support arrangements between the partnership and the operating partnership, the investment cannot be reduced below zero.

Federal and State Income Taxes

No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

Cash Equivalents

For the purposes of the statements of cash flows, the partnership considers all highly liquid financial instruments, which consist of a money market account and amounts invested under a repurchase agreement, purchased with maturities of three months or less, to be cash

Presidential Associates I Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2006 and 2005

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

equivalents. The carrying amount approximates fair value because of the short maturity of these instruments.

NOTE B - CONCENTRATION OF CREDIT RISK

The partnership maintains its cash balances in one bank. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000 at each bank. As of December 31, 2006, the uninsured portion of the cash balances was $969,189.

NOTE C - INVESTMENT IN OPERATING PARTNERSHIP

The partnership holds a 19.998% interest in the operating partnership which constructed, owns and operates four 49-story residential and commercial towers in Chicago, Illinois. Losses from the operating partnership are allocated entirely to one of the operating partnership’s general partners. Special allocations apply to the allocation of the proceeds of capital transactions and cancellation of indebtedness.

The following is a summary of the financial position of the operating partnership at December 31, 2006 and 2005, and a summary of its results of operations for the years then ended, prepared in conformity with accounting principles generally accepted in the United States of America.

Presidential Associates I Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2006 and 2005

NOTE C - INVESTMENT IN OPERATING PARTNERSHIP (Continued)

BALANCE SHEETS

	2006	2005
ASSETS
Buildings, improvements and personal property, net of
accumulated depreciation of $129,387,245 and
$122,698,374, respectively	$33,392,373	$36,315,034
Land	7,798,111	7,798,111
Other assets	12,583,638	10,642,251

Total assets	$53,774,122	$54,755,396

LIABILITIES
Mortgages payable	$133,000,000	$133,000,000
Other liabilities	8,998,677	8,661,241

	141,998,677	141,661,241
Partners’ deficit	(88,224,555)	(86,905,845)

	$53,774,122	$54,755,396

STATEMENTS OF OPERATIONS

	2006	2005
Revenue
Rental	$35,148,683	$32,197,063
Other	1,920,909	1,801,476
Interest	358,886	103,765

	37,428,478	34,102,304
Expenses
Operating expenses	29,133,771	29,211,127
Amortization	155,546	159,480
Depreciation	6,688,871	6,469,144

	35,978,188	35,839,751

NET INCOME (LOSS)	$1,450,290	$(1,737,447)

Presidential Associates I Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2006 and 2005

NOTE C - INVESTMENT IN OPERATING PARTNERSHIP (Continued)

The unrecognized portion of cumulative losses will be offset against the partnership’s share of future income from Presidential Towers, Ltd.

NOTE D - RECONCILIATION OF NET INCOME

There are no differences between the partnership’s income for tax and financial statement purposes for 2006 and 2005.

In addition, there is no difference between buildings and improvements as recorded for tax purposes and financial statement purposes by the operating partnership for 2006 and 2005.

The difference between the investment in the operating partnership for tax purposes and financial statement purposes is due to the difference in the losses not recognized under the equity method of accounting which are recorded for income tax purposes as well as a gain on extinguishment of debt in prior years which was recorded for financial statement purposes only.

NOTE E - RELATED PARTY TRANSACTIONS

Due from Affiliates

Pursuant to the terms of the partnership agreement of the operating partnership, the partnership is entitled to receive a reimbursement from the operating partnership to reimburse it for its administrative expenses and professional fees up to an annual maximum of $30,000. During 2005, $30,000 was reimbursed to the Partnership by the operating partnership as reimbursement of reimbursable expenses incurred by the Partnership. A receivable was recorded for the $30,000 that was not reimbursed to the Partnership by the operating partnership in 2006.

The Partnership has outsourced its accounting function to Prague & Company, P.C. The firm is owned by Andrew Prague, who also serves as Chief Financial Officer for the Partnership. During both 2006 and 2005, $6,182 and $0, respectively, was accrued by the partnership for accounting fees due to Prague & Company, P.C.

Due to Affiliates

As of December 31, 2006 and 2005, $759 and $0, respectively, remains payable to an affiliate of the Managing General Partner for advances made to cover certain operating costs of the Partnership.

Presidential Associates I Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2006 and 2005

NOTE F – SUBSEQUENT EVENT

One March 7, 2007 the Operating Partnership entered into an agreement to sell the Project. Based on information obtained from the Operating Partnership, the Managing General Partner understands that the sale is projected to close in the second quarter 2007. Assuming the sale transaction is consummated, the Partnership’s only remaining asset will be cash from the sale and the Partnership will be liquidated. After repayment of debt, expenses incurred in connection with the sale, and costs and fees payable in connection with the liquidation of the Partnership, the Managing General Partner expects that the Limited Partners will receive a distribution of cash proceeds, which is anticipated to occur in May or June, 2007. However, as the dissolution of the Partnership was not imminent as of December 31, 2006, the financial statements are presented assuming that the Partnership will continue as a going concern.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures

As of the end of the period covered by this annual report on Form 10-KSB, an evaluation was carried out under the supervision and with the participation of the General Partner’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant’s disclosure controls and procedures (as such term is defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934). Based on that evaluation, the General Partner’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Registrant’s disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a- 15 (f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The Partnership has no officers or directors. The Managing General Partner manages and controls substantially all of Registrant’s affairs and has general responsibility and ultimate authority in all matters affecting its business. As of April 1, 2007, the names of the directors and executive officers of the Managing General Partner and the position held by each of them are as follows:

Name	Position Held with the Managing General Partner	Has Served as a Director or Officer Since

Eggert Dagbjartsson	President, Chief Executive Officer and Director	10/06

Andrew Prague	Chief Financial Officer	10/06

Victor J. Paci	Vice President, Treasurer, Secretary and Director	10/06

Mr. Dagbjartsson, age 42, has been a Managing Director of Equity Resources since October, 2002. Prior thereto, he served as Executive Vice President of Equity Resources Group, Inc. since 1991.

Mr. Prague, age 48, has been a partner in the accounting firm of Prague and Co. since 1987.

Mr. Paci, age 56, has been a Managing Director of Equity Resources since May, 2005. Prior to joining Equity Resources, Mr. Paci was a partner in the law firm of Bingham McCutchen LLP since November 1991.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Partnership under Rule 16a-3(e) during the Partnership’s most recent fiscal year and Forms 5 and amendments thereto furnished to the Partnership with respect to its most recent fiscal year, no director, officer, beneficial owner of more than ten percent of the Units that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

From December 1997 to September 2005 Coordinated Services of Valdosta, LLC provided the daily asset and management services and investor services for the Partnership pursuant to the terms of a services agreement. This agreement was terminated effective September 1, 2005 and the Managing General Partner became directly responsible for such services. See “Item 11, Security Ownership of Certain Beneficial Owners and Management.”

The Managing General Partner does not have a separate audit committee. As such, the officers of the Managing General Partner fulfill the functions of an audit committee. The Managing General Partner has determined that Andrew Prague meets the requirement of an “audit committee financial expert”.

The persons with authority over the Partnership are all employees of the Managing General Partner. The Managing General Partner has adopted a code of ethics that applies to such persons. The Partnership will provide to any person without charge, upon request, a copy of such code of ethics. All such requests should be made in writing to Robert Porcelli, c/o Equity Resource Investments, LLC, 1280 Massachusetts Avenue, 4th Floor, Cambridge, MA 02138.

Item 10.         Executive Compensation.

The Partnership is not required to and did not pay any compensation to the officers or directors of the General Partners. The General Partners do not presently pay any compensation to any of their officers or directors. (See Item 12, “Certain Relationships and Related Transactions.”)

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security ownership of certain beneficial owners.

The Partnership is a limited partnership and has issued Units of limited partnership interest. The Units are not voting securities, except that the consent of the Limited Partners is required to approve or disapprove certain transactions including the removal of a General Partner, certain amendments to the Partnership Agreement, the dissolution of the Partnership or the sale of all or substantially all of the assets of the Partnership. Based on the Partnership’s books and records, at April 1, 2007 the only holder of 5% or more of the Partnership’s Units is Equity Resources (indirectly through various investment funds managed by affiliates of Equity Resources). Equity Resources is an affiliate of the Managing General Partner and its affiliated investment funds own, collectively, 56.7977 Units representing 9.53% of the Units in the Partnership. The address for Equity Resources is 1280 Massachusetts Avenue, Cambridge, Massachusetts 02138.

(b)	Security Ownership of Management.

No officer or director of the Managing General Partner owns any Units as of April 1, 2007.

(c)	Changes in Control.

From December 1997 to September 2005 Coordinated Services of Valdosta, LLC provided the daily asset and management services and investor services for the Partnership pursuant to the terms of a services agreement. This agreement was terminated effective September 1, 2005 and the Managing General Partner became directly responsible for such services.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

Pursuant to the terms of the partnership agreement of the Operating Partnership, the Partnership is entitled to receive a reimbursement from the Operating Partnership for its administrative expenses and professional fees up to an annual maximum of $30,000. During both 2006 and 2005, $0 and $30,000, respectively, was paid to the Partnership by the Operating Partnership as reimbursement of reimbursable expenses incurred by the Partnership.

The Partnership has outsourced its accounting function to Prague & Company, P.C. The firm is owned by Andrew Prague, who also serves as Chief Financial Officer for the Partnership. During both 2006 and 2005, $6,182 and $0, respectively, was accrued by the partnership for accounting fees due to Prague & Company, P.C.

Item 13.	Exhibits

Refer to Exhibit Index included herein.

Item 14.	Principal Accounting Fees and Services

The Managing General Partner has reappointed Reznick Group, P.C. as independent auditors to audit the financial statements of the Partnership for 2006. The Managing General Partner approved 100% of the services listed below.

Audit Fees. The Partnership paid to Reznick Group, P.C. audit fees of approximately $16,200 and $15,330 for each of the years ended December 31, 2006 and 2005, respectively.

Audit Related Fees. The Partnership paid to Reznick Group, P.C. audit related fees of approximately $5,100 and $4,985 for the years ended December 31, 2006 and 2005, respectively.

Tax Fees. The Partnership paid to Reznick Group, P.C. fees for tax services of approximately $5,400 and $5,250 for each of the years ended December 31, 2006 and 2005.

All Other Fees. The Partnership did not pay any other fees to Reznick Group, P.C. for the years ended December 31, 2006 and 2005.

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

Date: April 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Signature/Name	Title	Date

/s/ Eggert Dagbjartsson	President, Chief Executive Officer	April 13, 2007
Eggert Dagbjartsson	and Director

/s/ Andrew Prague	Chief Financial Officer	April 13, 2007
Andrew Prague

EXHIBIT INDEX

Exhibit No.		FN

3(a)	Amended and Restate Limited Partnership Agreement and Certificate of Amendment of Presidential Associates I Limited Partnership	(1)

3(b)	Amendment to Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership of Presidential Associates I Limited Partnership dated April 19, 1995	(3)

10(a)	Form of Investor Bond issued to the Partnership by Continental Casualty Company	(1)

(b)	Trust Agreement dated as of September 15, 1980 between the Operating Partnership and LaSalle National Bank	(1)

(c)	Letter of Credit and Reimbursement Agreement dated as of July 21, 1983 between the Operating Partnership and Citibank, N.A.	(1)

(e)	Regulatory Agreement for Multi-Family Housing project dated as of July 1, 1983 between LaSalle National Bank, as Trustee, the Operating Partnership, the General Partners and the Secretary of Housing and Urban Development	(1)

(i)	Architectural Services Agreement dated as of July 1, 1983 between LaSalle National Bank, as Trustee, and Solomon Cordwell Buenz & Associates, Inc.	(1)

(p)	Third Amended and Restated Limited Partnership Agreement of Presidential Towers, Ltd., dated April 19, 1995	(3)

(s)	Amendment to Regulatory Agreement for Multifamily Housing Projects, dated as of April 18, 1995, between LaSalle National Bank, as Trustee, and Presidential Towers, Ltd. and the Secretary of Housing and Urban Development	(3)

(t)	Restructuring Agreement, dated April 18, 1995, among LaSalle National Trust, as Trustee, Presidential Towers, Ltd. and the Secretary of Housing and Urban Development	(3)

(u)	Services Agreement, dated December 16, 1997, by and between First Winthrop Corporation, Winthrop Financial Co., Inc., WFC Realty Co., Inc., WFC Realty Saugus, Inc., Winthrop Properties, Inc., Winthrop Metro Equities Corporation, Winthrop Lisbon Realty, Inc. and Northwood Realty Co., Inc. and Coordinated Services of Valdosta, LLC	(4)

31.1 and 31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

__________________

(1)	Incorporated herein by reference to the Partnership’s Registration Statement on Form 10 (Commission Partnership file number 0-12210).
(2)	Incorporated herein by reference to Exhibit 10(p) to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1985.
(3)	Incorporated herein by reference to Partnership’s Annual Report on Form 10-K for the year ended December 31, 1995.
(4)	Incorporated by reference to the Partnership’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998.

Exhibit 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Eggert Dagbjartsson, certify that:

1.            I have reviewed this annual report on Form 10-KSB of Presidential Associates I Limited Partnership;

2.            Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.            Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.            The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)          Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)          Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)          Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.           The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)          All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)          Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 13, 2007	/s/ Eggert Dagbjartsson
Eggert Dagbjartsson
Chief Executive Officer and
President

Exhibit 31.2

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Andrew Prague, certify that:

1.            I have reviewed this annual report on Form 10-KSB of Presidential Associates I Limited Partnership;

2.            Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.            Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.            The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)          Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)          Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)          Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.           The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)          All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)          Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 13, 2007	/s/ Andrew Prague
Andrew Prague
Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Presidential Associates I Limited Partnership (the “Partnership”), on Form 10-KSB for the annual period ended December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date: April 13, 2007	/s/ Eggert Dagbjartsson
Eggert Dagbjartsson
Chief Executive Officer and
President

Date: April 13, 2007	/s/ Andrew Prague
Andrew Prague
Chief Financial Officer