Form 10QSB
period 2007-03-31
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2007-05-15
CIK 726666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________
Commission File Number 0-12210

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
(Exact name of small business issuer as specified in its charter)

Maryland	04-2801764
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1280 Massachusetts Avenue, 4th Floor, Cambridge, MA 02138
(Address of principal executive offices)

(617) 876-4800
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: _______________________________________
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☐

SEC 2334 (04-07)	Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-QSB MARCH 31, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)

Assets

Cash and cash equivalents	$1,040,854	$1,069,189
Due from affiliates	30,000	30,000

Total Assets	$1,070,854	$1,099,189

Liabilities and Partners' Capital

Liabilities and Partners' Capital:

Accounts payable and accrued expenses	$9,885	$30,457
Due to affiliates	-	759
Partners' capital	1,060,969	1,067,973

Total Liabilities and Partners' Capital	$1,070,854	$1,099,189

See notes to financial statements

2 of 16

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-QSB MARCH 31, 2007

Statements of Income (Unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2007	2006
Income:

Interest	$12,914	$4,829

Total income	12,914	4,829

Expenses:

Legal and Professional Fees	18,236	-
Other	1,682	-

Total expenses	19,918	-

Net income (loss)	$(7,004)	$4,829

Net income (loss) per Unit of Limited Partnership
Interest outstanding	$(11.87)	$8.18

See notes to financial statements

3 of 16

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-QSB MARCH 31, 2007

Statement of Partners' Capital (Unaudited)

		Linnaeus-
		Phoenix
For the Three Months Ended	Winthrop	Associates	Investor	Total
March 31, 2007 and 2006	Financial Co.,	Limited	Limited	Partners'
(Unaudited)	Inc.	Partnership	Partners	Capital

Balance - December 31, 2005	$(269,664)	$(571,573)	$1,385,881	$544,644

Net income	24	24	4,781	4,829

Contributions	-	-	-	-

Distributions	-	-	-	-

Balance - March 31, 2006	$(269,640)	$(571,549)	$1,390,662	$549,473

Balance - December 31, 2006	$(267,047)	$(568,956)	$1,903,976	$1,067,973

Net loss	(35)	(35)	(6,934)	(7,004)

Contributions	-	-	-	-

Distributions	-	-	-	-

Balance - March 31, 2007	$(267,082)	$(568,991)	$1,897,042	$1,060,969

See notes to financial statements

4 of 16

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-QSB MARCH 31, 2007

Statements of Cash Flows (Unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2007	2006

Cash Flows From Operating Activities:

Continuing Operations:

Net income (loss)	$(7,004)	$4,829
Adjustments to reconcile net income to net cash
used in operating activities:
Decrease in other assets	-	(8,862)
Decrease in accounts payable and accrued expenses	(20,572)	(9,387)

Net cash (used in) provided by operating activities	(27,576)	(13,420)

Cash Flows From Financing Activities:

Repayments of advances from affiliates	(759)	0

Net cash used in financing activities	(759)	0

Net decrease in cash and cash equivalents	(28,335)	(13,420)

Cash and cash equivalents, beginning of period	1,069,189	558,494

Cash and cash equivalents, end of period	$1,040,854	$545,074

See notes to financial statements

5 of 16

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

FORM 10-QSB MARCH 31, 2007

1.	General

The condensed financial statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership’s accounting and financial reporting policies are in conformity with generally accepted accounting principles and include all adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

The accompanying financial statements reflect the Partnership’s results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 2007.

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

The Partnership’s taxable income for 2007 is expected to differ from that for financial reporting purposes due to differences between financial and taxable income related to the sale of the Project by the Operating Partnership. Financial reporting income from the sale of the Project will be approximately $65.4 million, while estimated taxable income for 2007 will be approximately $149 million. The difference is a result of accumulated tax losses allocated to partners resulting in a negative basis for tax purposes in the Project. See Item 2, Management’s Discussion and Analysis or Plan of Operation; General, below.

6 of 16

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

FORM 10-QSB MARCH 31, 2007

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

General

On March 7, 2007 the Operating Partnership entered into an agreement to sell the Project. The sale closed on April 18, 2007, resulting in a cash distribution of $65,393,460 to the Partnership. As a result of the sale, the Partnership’s only remaining asset will be cash from the sale and the Partnership will be liquidated. After repayment of debt, expenses incurred in connection with the sale, and costs and fees payable in connection with the liquidation of the Partnership, the Managing General Partner expects that the Limited Partners will receive distributions of cash proceeds, the first of which is anticipated to occur in May or June, 2007, with potentially one additional, substantially smaller distribution to occur upon dissolution of the Partnership, which is expected to occur in early 2008.

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

7 of 16

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

FORM 10-QSB MARCH 31, 2007

Item 2.	Management’s Discussion and Analysis or Plan of Operation (Continued)

The Operating Partnership did not make any distribution to the Partnership during the three months ended March 31, 2007 or 2006. In connection with the April 1995 restructuring, the Partnership is entitled to receive a reimbursement from the Operating Partnership for its administrative expenses and professional fees up to an annual maximum of $30,000 as well as its allocable share of all distributions after a preferred return to TKI Presidential Partners (“TKI”), which preferred return was satisfied in 2001. In addition, the Operating Partnership distributes to the Partnership an amount equal to the amount of income allocated to the Partnership by the Operating Partnership in each year. Accordingly, depending on the property’s operating results, it is expected that the Partnership will receive annual distributions from the Operating Partnership.

The Partnership’s liquidity based on cash and cash equivalents decreased by $28,335 to $1,040,854 at March 31, 2007, as compared to December 31, 2006. This decrease was due to $27,576 and $759 of cash used in operating and financing activities, respectively. It is expected that so long as the Partnership’s administrative expenses do not exceed $30,000 in any year, unless the Operating Partnership makes a distribution, the Partnership’s cash and cash equivalents will remain relatively constant until the Operating Partnership is liquidated.

The Partnership’s liquid assets are currently thought to be sufficient for any near-term needs of the Partnership.

Results of Operations

Net loss was $7,004 for the three months ended March 31, 2007 as compared to net income of $4,829 for the three months ended March 31, 2006. The decrease in net income is primarily due to the Partnership’s increase in legal and professional fees. Partially offsetting the increase in expenses was an increase in interest income.

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

Part II - Other Information

Item 5.	Other Information

8 of 16

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

FORM 10-QSB MARCH 31, 2007

On March 7, 2007 the Operating Partnership entered into an agreement to sell the Project. The sale closed on April 18, 2007, resulting in a cash distribution of $65,393,460 to the partnership. As a result of the sale, the Partnership’s only remaining asset is cash from the sale, and Winthrop Financial Co., Inc., the Managing General Partner of the Partnership, intends to liquidate the Partnership in due course. After repayment of debt, expenses incurred in connection with the sale, and costs and fees payable in connection with the liquidation of the Partnership, the Managing General Partner expects that the Limited Partners will receive a distribution of cash proceeds, which is anticipated to occur in May or June, 2007. However, as the dissolution of the Partnership was not imminent as of March 31, 2007, the financial statements are presented assuming that the Partnership will continue as a going concern.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.

9 of 16

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

FORM 10-QSB MARCH 31, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

By:	Winthrop Financial Co., Inc. Managing General Partner

	By:	/s/ Eggert Dagbjartsson
Eggert Dagbjartsson
Chief Executive Officer

	By:	/s/ Andrew Prague
Andrew Prague
Chief Financial Officer

Dated: May 14, 2007

10 of 16

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

FORM 10-QSB MARCH 31, 2007

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

11 of 16

Exhibit 31.1

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

FORM 10-QSB MARCH 31, 2007

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

c)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

12 of 16

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

FORM 10-QSB MARCH 31, 2007

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 14, 2007	/s/ Eggert Dagbjartsson
Eggert Dagbjartsson
Chief Executive Officer

13 of 16

Exhibit 31.2

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

FORM 10-QSB MARCH 31, 2007

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

c)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

14 of 16

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

FORM 10-QSB MARCH 31, 2007

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 14, 2007	/s/ Andrew Prague
Andrew Prague
Chief Financial Officer

15 of 16

Exhibit 32

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

FORM 10-QSB MARCH 31, 2007

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Associates I Limited Partnership (the “Partnership”), on Form 10-QSB for the quarterly period ended March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date: May 14, 2007	/s/ Eggert Dagbjartsson
Eggert Dagbjartsson
Chief Executive Officer

Date: May 14, 2007	/s/ Andrew Prague
Andrew Prague
Chief Financial Officer

16 of 16