Form 10QSB
period 2007-06-30
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2007-08-14
CIK 726666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
FORM 10-QSB JUNE 30, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheets

	June 30, 2007 (Unaudited)	December 31, 2006 (Audited)

Assets

Cash and cash equivalents	$10,205,036	$1,069,189
Due from affiliates	60,000	30,000

Total Assets	$10,265,036	$1,099,189

Liabilities and Partners' Capital

Liabilities and Partners' Capital:

Accounts payable and accrued expenses	$-	$30,457
Due to affiliates	-	759
Due to investor limited partner	188,479	-
Partners' capital	10,076,557	1,067,973

Total Liabilities and Partners' Capital	$10,265,036	$1,099,189

See notes to financial statements

2 of 16

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-QSB JUNE 30, 2007

Statements of Operations (Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Income:

Distribution from operating partnership	$65,393,460	$-	$65,393,460	$-
Interest	483,473	5,479	496,387	10,308
Total income	65,876,933	$5,479	$65,889,847	10,308

Expenses:

Legal and Professional Fees	20,555	16,308	23,616	16,308
Other	1,946	-	3,629	-
Total expenses	22,501	16,308	27,245	16,308

Net income (loss)	$65,854,432	$(10,829)	$65,862,602	$(6,000)

Net income (loss) per Unit of Limited Partnership Interest outstanding	$111,617.68	$(18.17)	$111,631.53	$(10.07)

See notes to financial statements

3 of 16

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-QSB JUNE 30, 2007

Statement of Partners' Capital (Unaudited)

For the Six Months Ended June 30, 2007 and 2006 (Unaudited)	Winthrop Financial Co., Inc.	Linnaeus-Phoenix Associates Limited Partnership	Investor Limited Partners	Total Partners' Capital

Balance - December 31, 2005	$(269,664)	$(571,573)	$1,385,881	$544,644

Net loss	(30)	(30)	(5,940)	(6,000)

Contributions	-	-	-	-

Distributions	-	-	-	-

Balance – June 30, 2006	$(269,694)	$(571,603)	$1,379,941	$538,644

Balance - December 31, 2006	$(267,047)	$(568,956)	$1,903,976	$1,067,973

Net income	329,313	329,313	65,203,976	65,862,602

Contributions	-	-	-	-

Distributions	(307,656)	(307,656)	(56,144,466)	(56,854,018)

Balance – June 30, 2007	$(245,390)	$(547,299)	$10,963,486	$10,076,557

See notes to financial statements

4 of 16

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-QSB JUNE 30, 2007

Statements of Cash Flows (Unaudited)

	For The Six Months Ended
	June 30, 2007	June 30, 2006
Cash Flows From Operating Activities:
Continuing Operations:
Net income (loss)	$65,862,602	$(6,000)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Increase in due from affiliates	(30,000)	(30,000)
Decrease in accounts payable and accrued expenses	(30,457)	(10,367)

Net cash provided by (used in) continuing operations	65,802,145	(46,367)

Cash Flows From Financing Activities:
Distributions to partners	(56,854,018)	-
Increase in due to investor limited partner	188,479	-
Repayments of advances from affiliates	(759)	-

Net cash used in financing activities	(56,666,298)	-

Net increase (decrease) in cash and cash equivalents	9,135,847	(46,367)
Cash and cash equivalents, beginning of period	1,069,189	558,494
Cash and cash equivalents, end of period	$10,205,036	$512,127

See notes to financial statements

5 of 16

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

FORM 10-QSB JUNE 30, 2007

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

FORM 10-QSB JUNE 30, 2007

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

General

On March 7, 2007 the Operating Partnership entered into an agreement to sell the Project. The sale closed on April 18, 2007, resulting in a cash distribution of $65,393,460 to the Partnership. The Managing General Partner has reserved $5,000,000 intended to cover any unforeseen liabilities. After repayment of debt, expenses incurred by the Operating Partnership in connection with the sale, and costs and fees payable by the Partnership in connection with the transaction, the Managing General Partner distributed cash proceeds to the limited partners in the amount of $94,239.56 per investment unit. A smaller distribution may occur upon dissolution of the Partnership, which is expected to occur in early 2008.

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

FORM 10-QSB JUNE 30, 2007

Item 2.	Management’s Discussion and Analysis or Plan of Operation (Continued)

Liquidity and Capital Resources (Continued)

The Operating Partnership made a distribution to the Partnership during the six months ended June 30, 2007 and 2006 of $65,393,460 and $0, respectively. In connection with the April 1995 restructuring, the Partnership is entitled to receive a reimbursement from the Operating Partnership for its administrative expenses and professional fees up to an annual maximum of $30,000 as well as its allocable share of all distributions after a preferred return to TKI Presidential Partners (“TKI”), which preferred return was satisfied in 2001. In addition, the Operating Partnership distributes to the Partnership an amount equal to the amount of income allocated to the Partnership by the Operating Partnership in each year. Accordingly, depending on the property’s operating results, it is expected that the Partnership will receive annual distributions from the Operating Partnership.

The Partnership’s liquidity based on cash and cash equivalents increased by $9,135,847 to $10,205,036 at June 30, 2007, as compared to December 31, 2006. This increase was due to the distribution received from the operating partnership of $65,393,460. It is expected that so long as the Partnership’s administrative expenses do not exceed $30,000 in any year, unless the Operating Partnership makes a distribution, the Partnership’s cash and cash equivalents will remain relatively constant until the Operating Partnership is liquidated.

The Partnership’s liquid assets are currently thought to be sufficient for any near-term needs of the Partnership.

Results of Operations

Net income was $65,862,602 for the six months ended June 30, 2007 as compared to net loss of $6,000 for the six months ended June 30, 2006. The increase in net income is primarily due to the Partnership receiving a distribution of $65,393,460 from the Operating Partnership.

8 of 16

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

FORM 10-QSB JUNE 30, 2007

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

On March 7, 2007 the Operating Partnership entered into an agreement to sell the Project. The sale closed on April 18, 2007, resulting in a cash distribution of $65,393,460 to the Partnership. The Managing General Partner has reserved $5,000,000 intended to cover any unforeseen liabilities. After repayment of debt, expenses incurred by the Operating Partnership in connection with the sale, and costs and fees payable by the Partnership in connection with the transaction, the Managing General Partner distributed cash proceeds to the limited partners in the amount of $94,239.56 per investment unit. However, as the dissolution of the Partnership was not imminent as of June 30, 2007, the financial statements are presented assuming that the Partnership will continue as a going concern.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.

9 of 16

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

FORM 10-QSB JUNE 30, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

By:	Winthrop Financial Co., Inc. Managing General Partner

	By:	/s/ Eggert Dagbjartsson
Eggert Dagbjartsson
Chief Executive Officer

	By:	/s/ Andrew Prague
Andrew Prague
Chief Financial Officer

Dated: August 14, 2007

10 of 16

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

FORM 10-QSB JUNE 30, 2007

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

FORM 10-QSB JUNE 30, 2007

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

FORM 10-QSB JUNE 30, 2007

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 14, 2007	/s/ Eggert Dagbjartsson
Eggert Dagbjartsson
Chief Executive Officer

13 of 16

Exhibit 31.2

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

FORM 10-QSB JUNE 30, 2007

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

FORM 10-QSB JUNE 30, 2007

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 14, 2007	/s/ Andrew Prague
Andrew Prague
Chief Financial Officer

15 of 16

Exhibit 32

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

FORM 10-QSB JUNE 30, 2007

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Associates I Limited Partnership (the “Partnership”), on Form 10-QSB for the quarterly period ended June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date: August 14, 2007	/s/ Eggert Dagbjartsson
Eggert Dagbjartsson
Chief Executive Officer

Date: August 14, 2007	/s/ Andrew Prague
Andrew Prague
Chief Financial Officer

16 of 16