Form 10QSB
period 2007-09-30
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2007-11-14
CIK 726666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

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

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☐

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-QSB SEPTEMBER 30, 2007

PART I - FINANCIAL INFORMATION
(Unaudited)

Item 1. Financial Statements.

Balance Sheets

	September 30, 2007 (Unaudited)	December 31, 2006 (Audited)
Assets

Cash and cash equivalents	$10,647,661	$1,069,189
Due from affiliates	154,240	30,000

Total Assets	$10,801,901	$1,099,189

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses	$—	$30,457
Due to affiliates	—	759
Due to investor limited partners	426,809	—
Total Liabilities	426,809	—

Partners' Capital:

Partners' capital	10,375,092	1,067,973

Total Liabilities and Partners' Capital	$10,801,901	$1,099,189

See notes to financial statements
2 of 12

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-QSB SEPTEMBER 30, 2007

Statements of Operations (Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Income:

Distribution from operating partnership	$—	$553,745	$65,393,460	$553,745
Interest	305,118	5,567	801,504	15,875
Total income	305,118	559,312	66,194,964	569,620

Expenses:

Legal and Professional Fees	33,402	10,506	57,018	26,814
Other	6,418	300	10,044	300
Total expenses	39,820	10,806	67,062	27,114

Net income (loss)	$265,298	$548,506	$66,127,902	$542,506

Net income (loss) per Unit of Limited Partnership Interest outstanding	$449.66	$920.37	$112,081.19	$910.31

See notes to financial statements
3 of 12

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-QSB SEPTEMBER 30, 2007

Statement of Partners' Capital (Unaudited)

For the Nine Months Ended September 30, 2007 (Unaudited)	Winthrop Financial Co., Inc.	Linnaeus-Phoenix Associates Limited Partnership	Investor Limited Partners	Total Partners' Capital

Balance - December 31, 2006	$(267,047)	$(568,956)	$1,903,976	$1,067,973

Net income	330,640	330,640	65,466,623	66,127,902

Contributions	—	—	21,865	21,865

Distributions	(307,656)	(307,656)	(56,227,336)	(56,842,648)

Balance – September 30, 2007	$(244,063)	$(545,972)	$11,165,128	$10,375,092

See notes to financial statements
4 of 12

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-QSB SEPTEMBER 30, 2007

Statements of Cash Flows (Unaudited)

	For The Six Months Ended
	September 30, 2007	September 30, 2006
Cash Flows From Operating Activities:
Net income (loss)	$66,127,902	$542,506
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Interest income converted to distributions	(123,010)	—
Increase in due from affiliates	(30,000)	(30,000)
Decrease in accounts payable and accrued expenses	(30,457)	(11,077)

Net cash provided by continuing operations	65,944,435	501,429

Cash Flows From Investing Activities:
Advances to affiliate	(94,240)	—
Net cash used in investing activities	(94,240)	—

Cash Flows From Financing Activities:
Distributions to partners	(56,270,964)	—
Repayments of advances from affiliates	(759)	—

Net cash used in financing activities	(56,271,723)	—

Net increase in cash and cash equivalents	9,578,472	501,429
Cash and cash equivalents, beginning of period	1,069,189	558,494
Cash and cash equivalents, end of period	$10,647,661	$1,059,923

Significant noncash investing and financing activities:

Capital contributions due from defaulted investors decreased investor contributions by $21,865.

Due to investor limited partners increased by $332,569 of distributions payable to these partners for amounts due and payable as of September 30, 2007 but expected to be repaid during the three months ending December 31, 2007.

Due to investor limited partners increased by $94,240 of distributions payable to these partners as a result of distribution checks that were voided in June 2007 but expected to be repaid during the three months ending December 31, 2007.

See notes to financial statements
5 of 12

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-QSB SEPTEMBER 30, 2007

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

The Partnership’s taxable income for 2007 is expected to differ from that for financial reporting purposes due to differences between financial and taxable income related to the sale of the Project by the Operating Partnership.  Financial reporting income from the sale of the Project will be approximately $65.4 million, while estimated taxable income for 2007 will be approximately $149 million.  The difference is a result of accumulated tax losses allocated to partners resulting in a negative basis for tax purposes in the Project.  See Item 2, Management’s Discussion and Analysis or Plan of Operation; General, below, for additional discussion

6 of 12

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-QSB SEPTEMBER 30, 2007

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

General

On March 7, 2007 the Operating Partnership entered into an agreement to sell the Project.  The sale closed on April 18, 2007, resulting in a cash distribution of $65,393,460 to the Partnership.    The Managing General Partner has reserved $5,000,000 intended to cover any unforeseen liabilities.  After repayment of debt, expenses incurred by the Operating Partnership in connection with the sale, and costs and fees payable by the Partnership in connection with the transaction, the Managing General Partner distributed cash proceeds to the limited partners in the aggregate amount of $56,227,336, which equates to $94,239.56 per investment unit for individuals and $98,032.69 for non-individuals.  As of September 30, 2007, there were approximately 498 investor limited partners holding 590 outstanding units. An additional distribution may occur upon dissolution of the Partnership, which is expected to occur in early 2008.

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

7 of 12

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-QSB SEPTEMBER 30, 2007

Item 2.	Management’s Discussion and Analysis or Plan of Operation (Continued)

Liquidity and Capital Resources (Continued)

The Operating Partnership made a distribution to the Partnership during the nine months ended September 30, 2007 and 2006 of $65,393,460 and $0, respectively.  In connection with the April 1995 restructuring, the Partnership is entitled to receive a reimbursement from the Operating Partnership for its administrative expenses and professional fees up to an annual maximum of $30,000 as well as its allocable share of all distributions after a preferred return to TKI Presidential Partners (“TKI”), which preferred return was satisfied in 2001.  In addition, the Operating Partnership distributes to the Partnership an amount equal to the amount of income allocated to the Partnership by the Operating Partnership in each year. Accordingly, depending on the property’s operating results, it is expected that the Partnership will receive annual distributions from the Operating Partnership.

As of September 30, 2007, the amounts receivable from the Operating Partnership for annual reimbursement of expenses is $60,000, which is included in due from affiliates in the balance sheet.

Also included in due from affiliates is $94,240 for amounts due from an affiliate of the general partner for funds transferred to the affiliate.  As of November 9, 2007, the affiliate repaid the Partnership in full.

As of September 30, 2007, the Partnership owed distributions to investor limited partners in the amount of $426,809.  A portion of the liability in the amount of $94,240 is due to checks that were voided to investors but expected to be repaid during the three months ending December 31, 2007.  The balance of $332,569 is as a result of distributions due and payable to investor limited partners that are in default under their investor notes.

The Partnership’s liquidity based on cash and cash equivalents increased by $9,578,472 to $10,647,661 at September 30, 2007, as compared to December 31, 2006.  This increase was due to the distribution received from the operating partnership of $65,393,460, as offset by distributions made to the Partnership’s investors of $56,842,648.  Accounts payable and accrued expenses decreased by $30,457 for payments made for audit and accounting fees and legal fees.  It is expected that so long as the Partnership’s administrative expenses do not exceed $30,000 in any year, unless the Operating Partnership makes a distribution, the Partnership’s cash and cash equivalents will remain relatively constant until the Operating Partnership is liquidated.

8 of 12

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-QSB SEPTEMBER 30, 2007

Item 2.	Management’s Discussion and Analysis or Plan of Operation (Continued)

The Partnership’s liquid assets are currently thought to be sufficient for any near-term needs of the Partnership.  The Partnership did not have any off-balance sheet arrangements in any of the years as presented.

Results of Operations

Net income was $66,127,902 for the nine months ended September 30, 2007 as compared to net income of $542,506 for the nine months ended September 30, 2006.  The increase in net income is primarily due to the Partnership receiving a distribution of $65,393,460 from the Operating Partnership.

Net income was $265,298 for the three months ended September 30, 2007 as compared to net income of $548,506 for the three months ended September 30, 2006.  The decrease in net income is primarily due to the Partnership receiving a distribution of $553,745 from the Operating Partnership for the three months ended September 30, 2006, as opposed to zero for the three months ended September 30, 2007.

The Partnership is entitled to receive interest income at 18 percent per annum on investor notes from defaulted investors.  Due to the uncertainty of the collection of defaulted investor notes, the Partnership recognizes interest income only as collections are made from the final anticipated distributions due to defaulted investors. For the three months ended September 30, 2007, the Partnership earned $123,010 of interest income, all of which is treated as distributions retained and disclosed as a noncash operating activity on the statements of cash flows.

Item 3.	Controls and Procedures

As of the end of the period covered by this report, the Partnership’s General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Partnership carried out an evaluation of the effectiveness of the Fund’s “disclosure controls and procedures” as defined in Securities Exchange Act of 1934 Rule 13a – 14(c). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Partnership’s disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership’s periodic SEC filings.

Changes in internal controls. There were no significant changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

9 of 12

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-QSB SEPTEMBER 30, 2007

Part II - Other Information

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On March 7, 2007 the Operating Partnership entered into an agreement to sell the Project.  The sale closed on April 18, 2007, resulting in a cash distribution of $65,393,460 to the Partnership.  The Managing General Partner has reserved $5,000,000 intended to cover any unforeseen liabilities.  After repayment of debt, expenses incurred by the Operating Partnership in connection with the sale, and costs and fees payable by the Partnership in connection with the transaction, the Managing General Partner distributed cash proceeds to the limited partners in the aggregate amount of $56,227,336, which equates to $94,239.56 per investment unit for individuals and $98,032.69 for non-individuals.  However, as the dissolution of the Partnership was not imminent as of September 30, 2007 the financial statements are presented assuming that the Partnership will continue as a going concern.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.

10 of 12

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-QSB SEPTEMBER 30, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

By:	Winthrop Financial Co., Inc.
Managing General Partner

By:	/s/ Eggert Dagbjartsson
Eggert Dagbjartsson
Chief Executive Officer

By:	Andrew Prague
Chief Financial Officer

Dated: November 14, 2007

11 of 12

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-QSB SEPTEMBER 30, 2007

Exhibit Index

Exhibit

31.1	Chief Executive Officer’s Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

12 of 12