Form 10KSB
period 2007-12-31
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2008-04-14
CIK 726666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of
Securities Exchange Act of 1934

Commission File
For the fiscal year ended December 31, 2007	Number 0-12210

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
(Exact name of small business issuer as specified in its charter)

Maryland	04-2801764
(State of organization)	(IRS Employer Identification No.)

1280 Massachusetts Avenue, Cambridge, Massachusetts	02138
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number including area code:	(617) 876-4800

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Sections 13 or 15(d) of the Exchange Act ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐    No ☒

Issuer’s revenues for its most recent fiscal year were $0.

No public trading market exists for units of the limited partnership interest of the Partnership, and, therefore, no aggregate market value can be computed and 590 units of limited partnership interest were outstanding as of April 14, 2008.

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

The general partners of the Partnership are Winthrop Financial Co., Inc., a Massachusetts corporation (the “Managing General Partner”), and Linnaeus-Phoenix Associates Limited Partnership (“Linnaeus-Phoenix”).  Collectively, the Managing General Partner and Linnaeus-Phoenix are referred to herein as the “General Partners.”  The Managing General Partner is a wholly-owned subsidiary of ERI/WIN GP LLC.  Effective October 7, 2006, ERI/WIN GP LLC, a wholly-owned subsidiary of Equity Resource Investments, LLC (“Equity Resource”), acquired a 100% ownership interest in the Partnership’s Managing General Partner. Equity Resource is a Cambridge, Massachusetts based real estate company.  The transfer of the ownership interest in the Partnership’s Managing General Partner is not expected to have a material effect on the Partnership’s operations.  See “Employees” below.

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

Development

The Partnership was initially capitalized with contributions totaling $300 from the General Partners.  In September 1983, the Partnership completed a private offering of 590 units of limited partnership interest (the “Units”) pursuant to Regulation D under the Securities Act of 1933.  The Partnership raised $59,000,000 in capital contributions from 545 investor limited partners (the “Limited Partners”).  Of the $59,000,000 raised, $697,380 was received upon the Limited Partners’ admission to the Partnership, and the balance was paid in installments pursuant to the terms of promissory notes (the “Investor Notes”) delivered to the Partnership by the Limited Partners.  The last installment was due on January 15, 1990.  However, as of April 1, 2006, $21,865 of this installment remains uncollected.  During the year ended December 31, 2007, the amount of capital contribution receivable from such investors was adjusted with the distributions payable to such investors.

As a result of a restructuring transaction that occurred in 1995 and the  investment by TKI Presidential Partners (“TKI”) of $14,000,000 over a six year period in the Operating Partnership, the Partnership’s interest in the Operating Partnership was reduced from a 94.99% limited partnership interest to a 19.998% limited partnership interest and certain control rights over major business decisions of the Operating Partnership were transferred to TKI.    Pursuant to the terms of the partnership agreement of the Operating Partnership, the Partnership is entitled to receive a reimbursement from the Operating Partnership for its administrative expenses and professional fees up to an annual maximum of $30,000.  The Operating Partnership made distributions to the Partnership during 2007 and 2006 of $65,393,460 and $553,745, respectively.

On March 7, 2007 the Operating Partnership entered into an agreement to sell the Project.  The sale closed on April 18, 2007, resulting in a cash distribution of $65,393,460 to the Partnership.  The Managing General Partner has reserved $5,000,000 intended to cover any unforeseen liabilities.  After repayment of debt, expenses incurred by the Operating Partnership in connection with the sale, and costs and fees payable by the Partnership in connection with the transaction, the Managing General Partner distributed cash proceeds to the investor limited partners in the aggregate amount of $56,227,336, which equates to $94,239.56 per investment unit for individuals and $98,032.69 for non-individuals.  As of December 31, 2007, there were approximately 504 investor limited partners holding 590 outstanding units.

Employees

The Partnership has no employees.  From December 1997 to September 2005, Coordinated Services of Valdosta, LLC (“Coordinated Services”) provided asset management and investor services to the Partnership pursuant to a Services Agreement.  As a result of this agreement, Coordinated Services had the right to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, refinancing or restructuring proposals by the Operating Partnership, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership.  Coordinated Services was not permitted, however, without the consent of the Managing General Partner, or as otherwise required under the terms of the Partnership’s Agreement of Limited Partnership (the “Partnership Agreement”) to, among other things, cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy.  As compensation for providing these services, the Managing General Partner and its affiliates assigned to Coordinated Services all of their rights to receive fees from the Partnership as provided in the Partnership Agreement, which fee is paid directly from the Operating Partnership.  On September 1, 2005, the agreement with Coordinated Services was terminated and the Managing General Partner is now directly responsible for providing the asset management and investor services to the Partnership.

Item 2.     Description of Properties.

The Partnership has no properties other than its interest in the Operating Partnership.

Item 3.     Legal Proceedings.

To the best of the Partnership’s knowledge, there is no material pending legal proceedings to which it is a party.

Item 4.     Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the period covered by this report.

Recent Developments

On January 24, 2008, the Partnership received a distribution from the Operating Partnership of $1,679,832.  This leaves the Operating Partnership with approximately $1,000,000 in its bank account to satisfy contingent obligations.  Once these obligations are satisfied, it is expected that the Operating Partnership will distribute any remaining funds and liquidate.

On February 27, 2008, the Managing General Partner distributed cash proceeds to the limited partners in the aggregate amount of $1,302,104 which equates to $2,206.95 per investment unit.

PART II

Item 5.     Market for the Issuer’s Common Equity, Related Security Holder Matters and Small Business Issuer Purchases of Equity Securities.

The Partnership is a limited partnership and thus has no common stock.  There is no established public trading market for the Units in the Partnership.  Trading in Units is sporadic and occurs solely through private transactions.

As of April 1, 2008, there were approximately 504 holders of 590 outstanding Units.

The Partnership Agreement requires that Cash Flow (as defined therein) be distributed to the partners in specified proportions at reasonable intervals during the fiscal year and in any event no later than 60 days after the close of each fiscal year.  There are no restrictions on the Partnership’s present or future ability to make distributions of cash flow.  For the years ended December 31, 2007 and 2006, the Partnership made distributions to its investor limited partners of approximately $56,227,336 and $0, respectively, and $307,656 and $0 to each of the General Partner and the special limited partner.  See Item 6 “Management’s Discussion and Analysis or Plan of Operation” for the Partnership’s ability to make distributions in the future.

Over the past few years many companies have begun making “mini-tenders” (offers to purchase an aggregate of less than 5% of the total outstanding units) for limited partnership interests in the Partnership.  Pursuant to the rules of the Securities and Exchange Commission, when a tender offer is commenced for Units the Partnership is required to provide limited partners with a statement setting forth whether it believes limited partners should tender or whether it is remaining neutral with respect to the offer.  Unfortunately, the rules of the Securities and Exchange Commission do not require that the bidders in certain tender offers provide the Partnership with a copy of their offer.  As a result, the General Partners often do not become aware of such offers until shortly before they are scheduled to expire or even after they have expired.  Accordingly, the General Partners do not have sufficient time to advise limited partners of its position on the tender.  In this regard, please be advised that pursuant to the discretionary right granted to the Managing General Partner in the Partnership Agreement to reject any transfers of Units, the General Partners will not permit the transfer of any Unit in connection with a tender offer if:  (i) the Partnership is not provided with a copy of the bidder’s offering materials, including amendments thereto, simultaneously with their distribution to the limited partners; (ii) the offer does not provide for withdrawal rights at any time prior to the expiration date of the offer and, if payment is not made by the bidder within 60 days of the date of the offer, after such 60 day period; and (iii) the offer is not open for at least 20 business days and, if a material change is made to the offer, for at least 10 business days following such change. As of the date of this report, no further transfers of Units will be permitted due to the sale of the Project by the Operating Partnership.

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

The Operating Partnership made a distribution to the Partnership during the years ended 2007 and 2006 of $65,393,460 and $553,745, respectively.  In connection with the April 1995 restructuring, the Partnership is entitled to receive a reimbursement from the Operating Partnership for its administrative expenses and professional fees up to an annual maximum of $30,000 as well as its allocable share of all distributions after a preferred return to TKI Presidential Partners (“TKI”), which preferred return was satisfied in 2001.  In addition, the Operating Partnership distributes to the Partnership an amount equal to the amount of income allocated to the Partnership by the Operating Partnership in each year. Accordingly, depending on the property’s operating results, it is expected that the Partnership will receive annual distributions from the Operating Partnership.

As of December 31, 2007 and 2006, the amounts receivable from the Operating Partnership for annual reimbursement of expenses is $60,000 and $30,000, respectively, which is included in due from affiliates in the balance sheet.

As of December 31, 2007, defaulted limited partners owed the Partnership $353,399.  This receivable is a result of five limited partners who defaulted on their final capital call.  The amount owed to the partnership has increased through interest income earned on the note, and decreased by distributions paid to the partners.  Since collection of this receivable is considered doubtful, the Partnership has recorded an allowance for the entire $353,399.

As of December 31, 2007, the Partnership owed distributions to investor limited partners in the amount of $737,946.  The liability is due to checks that were issued to investors then voided.  As of February 27, 2008, $329,838 of the liability was repaid, while the remaining $408,108 is expected to be paid during 2008.

The Partnership’s liquidity based on cash and cash equivalents increased by $10,428,664 to $11,497,853 at December 31, 2007, as compared to December 31, 2006.  This increase was due to the distribution received from the operating partnership of $65,393,460, as offset by distributions made to the Partnership’s investors of $56,842,648.  Accounts payable and accrued expenses increased by $6,395 for accruals made for audit and accounting fees and legal fees.  It is expected that so long as the Partnership’s administrative expenses do not exceed $30,000 in any year, unless the Operating Partnership makes a distribution, the Partnership’s cash and cash equivalents will remain relatively constant until the Operating Partnership is liquidated.

The Partnership’s liquid assets are currently thought to be sufficient for any near-term needs of the Partnership.  The Partnership did not have any off-balance sheet arrangements in any of the years as presented.

Results of Operations

The Partnership’s net income for the year ended December 31, 2007 was $62,113,788 as compared to net income of $523,329 for the year ended December 31, 2006.  This increase in 2007 was due to the increase in distributions from the Operating Partnership which was classified as other income.  There was also an increase in interest income of $1,601,593 due to an increase in cash balances during 2007.

The Partnership is entitled to receive interest income at 18 percent per annum on investor notes from defaulted investors.  Due to the uncertainty of the collection of defaulted investor notes, the Partnership recognizes interest income only as collections are made from the final anticipated distributions due to defaulted investors. For the year ended December 31, 2007, the Partnership earned $808,978 of interest income, of which $449,342 is treated as distributions retained and disclosed as a noncash operating activity on the statements of cash flows.

The Partnership’s increase in net income during 2007 was reduced partially by an increase in expenses mainly due to state replacement tax of $1,572,376 and liquidation fee expense of $2,850,000, incurred as a result of the sale of the Operating Partnership’s underlying rental property and proposed dissolution of the Partnership and the Operating Partnership.

Off-balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Item 7.     Financial Statements.

The audited financial statements of the Partnership for the fiscal years ended December 31, 2007 and December 31, 2006, including the accompanying notes thereto, are included in this Item 7.

Presidential Associates I Limited Partnership

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Presidential Associates I Limited Partnership

We have audited the accompanying balance sheets of Presidential Associates I Limited Partnership as of December 31, 2007 and 2006, and the related statements of operations, partners’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Presidential Associates I Limited Partnership as of December 31, 2007 and 2006, and the results of its operations, changes in partners’ equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A, the Operating Partnership sold its property in 2007 and intends to dissolve in 2008, or as soon thereafter as possible.  Upon dissolution of the Operating Partnership, and satisfaction of Partnership obligations, any remaining cash will be distributed to investors and the Partnership will dissolve.

/s/ Reznick Group, P.C.
Bethesda, Maryland
April 12, 2008

Presidential Associates I Limited Partnership

BALANCE SHEETS

December 31,

ASSETS

	2007	2006

Cash and cash equivalents	$11,497,853	$1,069,189
Due from investor limited partners, net of allowance of $353,399	—	—
Due from affiliates	$60,000	30,000

	$11,557,853	$1,099,189

LIABILITIES AND PARTNERS’ EQUITY

LIABILITIES
Accounts payable	$36,553	$30,457
Accrued state replacement tax	1,572,376	—
Due to investor limited partners	737,946	—
Due to affiliate of general partner	2,850,000	759

TOTAL LIABILITIES	5,196,875	31,216

PARTNERS’ EQUITY	6,360,978	1,067,973

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$11,557,853	$1,099,189

See notes to financial statements

Presidential Associates I Limited Partnership

STATEMENTS OF INCOME

Years ended December 31,

	2007	2006
Expenses
Other	$4,908,505	$57,656

	(4,908,505)	(57,656)

Other income
Distribution from operating partnership	65,393,460	553,745
Dividend and interest income	1,628,833	27,240

NET INCOME (LOSS)	$62,113,788	$523,329

Units of investor limited partnership interest outstanding	590	590

Net income (loss) allocated to general partner	$310,569	$2,617

Net income (loss) allocated to special limited partner	$310,569	$2,617

Net income (loss) allocated to investor limited partners	$61,492,650	$518,095

Net income (loss) per unit of investor limited partnership interest outstanding	$104,225	$878

See notes to financial statements

Presidential Associates I Limited Partnership

STATEMENTS OF PARTNERS EQUITY (DEFICIT)

Years ended December 31, 2007 and 2006

	General partner	Special limited partner
	Winthrop Financial Company, Inc.	Linnaeus Phoenix Associates Limited Partnership	Investor limited partners	Total
Partners’ equity (deficit),
December 31, 2005	(269,664)	(571,573)	1,385,881	544,644

Net income	2,617	2,617	518,095	523,329

Partners’ equity (deficit),
December 31, 2006	(267,047)	(568,956)	1,903,976	1,067,973

Net income	310,569	310,569	61,492,650	62,113,788

Capital contributions	—	—	21,865	21,865

Distributions	(307,656)	(307,656)	(56,227,336)	(56,842,648)

Partner’s equity (deficit), December 31, 2007	(264,134)	(566,043)	7,191,155	6,360,978

See notes to financial statements.

Presidential Associates I Limited Partnership

STATEMENTS OF CASH FLOWS

Years ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities
Net income (loss)	$62,113,788	$523,329
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Bad debts	353,399	—
Reduction of interest income for adjustment to distributions	(802,741)	—
Increase in due from affiliates	(30,000)	(30,000)
Increase in accounts payable	6,096	16,607
Increase in liquidation expense,
Payable to affiliate of general partner	2,850,000	—
Increase in state replacement tax payable	1,572,376	—

Net cash provided by operating activities	66,062,918	509,936

Cash flows from financing activities
Distributions to partners	(55,633,495)	—
Increase (decrease) in due to affiliates	(759)	759

Net cash provided by (used in) financing activities	(56,436,995)	759

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	10,428,664	510,695

Cash and cash equivalents, beginning	1,069,189	558,494

Cash and cash equivalents, end	$11,497,853	$1,069,189

Significant noncash investing and financing activities:

Capital contributions due from defaulted investors increased investor distributions by $21,865.

Due to investor limited partners increased by $737,943 of distributions payable to these partners as a result of distribution checks that were voided but expected to be repaid during the year ending December 31, 2008.

Due from investor limited partners increased by $353,399, representing capital contributions defaulted upon and interest calculated thereafter, net of distributions retained.

See notes to financial statements.

Presidential Associates I Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presidential Associates I Limited Partnership (the “Partnership”) was organized under the laws of the State of Maryland on July 1, 1983 to acquire a limited partnership interest in Presidential Towers, Ltd. (the “Operating Partnership”).  As disclosed in Note F, the sale of the underlying property of the Operating Partnership to closed on April 18, 2007.  Since the sale transaction has been consummated, the Partnership’s only remaining asset is cash from the sale and the Partnership will be liquidated by payments of expenses incurred in connection with the sale and distribution of remaining proceeds to the partners.  However, as the dissolution of the Partnership was not imminent as of December 31, 2007, and the process could extend beyond the year ending December 31, 2008, the financial statements are presented assuming that the Partnership will continue as a going concern.

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

Federal and State Income Taxes

No provision or benefit for Federal income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.  A provision of $1,572,376 has been accrued for Illinois replacement tax.  The state tax was calculated on the gain resulting from the Operating Partnership selling a building located in Illinois.

Presidential Associates I Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2007 and 2006

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE B - CONCENTRATION OF CREDIT RISK

The Partnership maintains its cash balances in one bank.  The balance is insured by the Federal Deposit Insurance Corporation up to $100,000 at the bank.  As of December 31, 2007, the uninsured portion of the cash balances was $11,409,743.

NOTE C - INVESTMENT IN OPERATING PARTNERSHIP

The Partnership holds a 19.998% interest in the Operating Partnership which constructed, owned and operated four 49-story residential and commercial towers in Chicago, Illinois.  Losses from the operating partnership are allocated entirely to one of the Operating Partnership’s general partners.  Special allocations apply to the allocation of the proceeds of capital transactions and cancellation of indebtedness.  As disclosed in Note F, the sale of the underlying property of the Operating Partnership closed on April 18, 2007 and the Operating Partnership intends to dissolve in the year ending December 31, 2008.

The following is a summary of the financial position of the Operating Partnership at December 31, 2007 and 2006, and a summary of its results of operations for the years then ended, prepared in conformity with accounting principles generally accepted in the United States of America.

Presidential Associates I Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2007 and 2006

NOTE C - INVESTMENT IN OPERATING PARTNERSHIP (Continued)

BALANCE SHEETS
	2007	2006
ASSETS
Buildings, improvements and personal property, net
of accumulated depreciation of $162,779,618 and
$129,387,245, respectively	—	$33,392,373
Land	—	7,798,111
Other assets	$9,416,579	12,583,638

Total assets	$9,416,579	$53,774,122

LIABILITIES
Mortgages payable	—	$133,000,000
Other liabilities	—	8,998,677

	—	141,998,677
Partners’ equity (deficit)	$9,416,579	(88,224,555)

	$9,416,579	$53,774,122

STATEMENTS OF OPERATIONS
	2007	2006
Revenue
Rental	$10,709,077	$35,148,683
Other	700,452	1,920,909
Interest	483,375	358,886

	11,892,904	37,428,478
Expenses
Operating expenses	19,108,643	29,133,771
Amortization	622,762	155,546
Depreciation	—	6,688,871

	19,731,405	35,978,188

Income (loss) before gain on sale of rental property	(7,838,501)	1,450,290

Gain on sale of rental property	432,479,635	—

NET INCOME (LOSS)	$424,641,134	$1,450,290

Presidential Associates I Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2007 and 2006

NOTE D - RECONCILIATION OF NET INCOME

There are no differences between the Partnership’s income for tax and financial statement purposes for 2007 and 2006.

In addition, there is no difference between buildings and improvements as recorded for tax purposes and financial statement purposes by the operating partnership for 2007 and 2006.

The difference between the investment in the operating partnership for tax purposes and financial statement purposes is due to the difference in the losses not recognized under the equity method of accounting which are recorded for income tax purposes as well as a gain on extinguishment of debt in prior years which was recorded for financial statement purposes only.

NOTE E - RELATED PARTY TRANSACTIONS

Due from Affiliates

Pursuant to the terms of the partnership agreement of the operating partnership, the partnership is entitled to receive a reimbursement from the operating partnership to reimburse it for its administrative expenses and professional fees up to an annual maximum of $30,000.  A receivable was recorded for $60,000 and $30,000 that was not reimbursed to the Partnership by the Operating Partnership as of December 31, 2007 and 2006, respectively.

Due to Affiliates

As of December 31, 2007 and 2006, $2,850,000 and $759, respectively, remains payable to an affiliate of the General Partner.  On January 25, 2008, the Partnership paid to an affiliate of the General Partner a liquidation fee in the amount of $2,850,000.  Such affiliate was engaged by the General Partner to provide services to the Partnership in connection with the Operating Partnership’s decision to sell its only asset, which sale would result in the liquidation of the Operating Partnership and the Partnership.  While the Operating Partnership has sold such asset, it has not yet dissolved.  The liquidation of the Partnership will be completed after the Operating Partnership dissolves and the Partnership satisfies all debts and distributes any remaining cash to its investors.  Such affiliate of the General Partner continues to provide services to the Partnership in connection with such liquidation process.

Presidential Associates I Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2007 and 2006

NOTE F – SUBSEQUENT EVENT

On January 24, 2008, the Partnership received a distribution from the Operating Partnership of $1,679,832.  This leaves the Operating Partnership with approximately $1,000,000 in its bank account to satisfy contingent obligations.  Once these obligations are satisfied, it is expected that the Operating Partnership will distribute any remaining funds and liquidate.

On February 27, 2008, the Managing General Partner distributed cash proceeds to the investor limited partners in the aggregate amount of $1,302,104 which equates to $2,206.95 per investment unit.

Presidential Associates I Limited Partnership

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2007 and 2006

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T).	Controls and Procedures

Disclosure controls

As of the end of the period covered by this annual report on Form 10-KSB, an evaluation was carried out under the supervision and with the participation of the General Partner’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant’s disclosure controls and procedures (as such term is defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934).  Based on that evaluation, the General Partner’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Registrant’s disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a- 15 (f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal controls

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Partnership.  This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The Partnership has no officers or directors.  The Managing General Partner manages and controls substantially all of Registrant’s affairs and has general responsibility and ultimate authority in all matters affecting its business.  As of March 1, 2008, the names of the directors and executive officers of the Managing General Partner and the position held by each of them are as follows:

Name	Position Held with the Managing General Partner	Has Served as a Director or Officer Since

Eggert Dagbjartsson	President, Chief Executive Officer and Director	10/06

Andrew Prague	Chief Financial Officer	10/06

Victor J. Paci	Vice President, Treasurer, Secretary and Director	10/06

Mr. Dagbjartsson, age 44, has been a Managing Director of Equity Resource Investments, LLC and its affiliates (“ERI”) since October, 2002.   Prior thereto, he served as Executive Vice President of Equity Resources Group, Inc. since 1991.

Mr. Prague, age 50, has been a partner in the accounting firm of Prague and Co. since 1987 and has served as the Managing General Partner’s Chief Financial Officer since October, 2006.

Mr. Paci, age 57, has been a Managing Director of ERI since May, 2005.  Prior to joining ERI, Mr. Paci was a partner in the law firm of Bingham McCutchen LLP since November 1991.

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

The Partnership is a limited partnership and has issued Units of limited partnership interest.  The Units are not voting securities, except that the consent of the Limited Partners is required to approve or disapprove certain transactions including the removal of a General Partner, certain amendments to the Partnership Agreement, the dissolution of the Partnership or the sale of all or substantially all of the assets of the Partnership.  Based on the Partnership’s books and records, at April 1, 2008 the only holder of 5% or more of the Partnership’s Units is ERI (through various investment funds managed by affiliates of ERI) which is an affiliate of the Managing General Partner and which collectively owns 56.7977 Units representing 9.53% of the Units in the Partnership.  The address for ERI is 1280 Massachusetts Avenue, Cambridge, Massachusetts 02138.

(b)           Security Ownership of Management.

No officer, director or partner of the Managing General Partner owns any Units as of April 1, 2008.

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

Pursuant to the terms of the partnership agreement of the Operating Partnership, the Partnership is entitled to receive a reimbursement from the Operating Partnership for its administrative expenses and professional fees up to an annual maximum of $30,000.  During both 2007 and 2006, $0 and $0, respectively, was paid to the Partnership by the Operating Partnership as reimbursement of reimbursable expenses incurred by the Partnership.  As a result, $60,000 and $30,000 is included in due from affiliates on the balance sheets as of December 31, 2007 and 2006, respectively

The Partnership has outsourced its accounting function to Prague & Company, P.C.  The firm is owned by Andrew Prague, who also serves as Chief Financial Officer for the Partnership. During both 2007 and 2006, $9,853 and $6,182, respectively, was accrued by the partnership for accounting fees due to Prague & Company, P.C.

Item 13.	Exhibits

Refer to Exhibit Index included herein.

Item 14.	Principal Accounting Fees and Services

The Managing General Partner has reappointed Reznick Group, P.C. as independent auditors to audit the financial statements of the Partnership for 2007.   The Managing General Partner approved 100% of the services listed below.

Audit Fees. The Partnership paid to Reznick Group, P.C. audit fees of approximately $26,000 and $16,200 for the years ended December 31, 2007 and 2006, respectively.

Audit Related Fees. The Partnership paid to Reznick Group, P.C. audit related fees of approximately $23,653 and $5,100 for the years ended December 31, 2007 and 2006, respectively.

Tax Fees. The Partnership paid to Reznick Group, P.C. fees for tax services of approximately $10,000 and $5,400 for the years ended December 31, 2007 and 2006, respectively.

All Other Fees. The Partnership did not pay any other fees to Reznick Group, P.C. for the years ended December 31, 2007 and 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

By:	Winthrop Financial Co., Inc.,
Managing General Partner

By:	/s/ Eggert Dagbjartsson
Eggert Dagbjartsson
Chief Executive Officer and President

Date: April 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Signature/Name	Title	Date

/s/ Eggert Dagbjartsson	President, Chief Executive Officer	April 14, 2008
Eggert Dagbjartsson	and Director

/s/ Andrew Prague	Chief Financial Officer	April 14, 2008
Andrew Prague

EXHIBIT INDEX

Exhibit No.		FN

3(a)	Amended and Restate Limited Partnership Agreement and Certificate of Amendment of Presidential Associates I Limited Partnership	(1)

3(b)	Amendment to Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership of Presidential Associates I Limited Partnership dated April 19, 1995	(3)

10(a)	Form of Investor Bond issued to the Partnership by Continental Casualty Company	(1)

(b)	Trust Agreement dated as of September 15, 1980 between the Operating Partnership and LaSalle National Bank	(1)

(c)	Letter of Credit and Reimbursement Agreement dated as of July 21, 1983 between the Operating Partnership and Citibank, N.A.	(1)

(e)	Regulatory Agreement for Multi-Family Housing project dated as of July 1, 1983 between LaSalle National Bank, as Trustee, the Operating Partnership, the General Partners and the Secretary of Housing and Urban Development	(1)

(i)	Architectural Services Agreement dated as of July 1, 1983 between LaSalle National Bank, as Trustee, and Solomon Cordwell Buenz & Associates, Inc.	(1)

(p)	Third Amended and Restated Limited Partnership Agreement of Presidential Towers, Ltd., dated April 19, 1995	(3)

(s)	Amendment to Regulatory Agreement for Multifamily Housing Projects, dated as of April 18, 1995, between LaSalle National Bank, as Trustee, and Presidential Towers, Ltd. and the Secretary of Housing and Urban Development	(3)

(t)	Restructuring Agreement, dated April 18, 1995, among LaSalle National Trust, as Trustee, Presidential Towers, Ltd. and the Secretary of Housing and Urban Development	(3)

(u)	Services Agreement, dated December 16, 1997, by and between First Winthrop Corporation, Winthrop Financial Co., Inc., WFC Realty Co., Inc., WFC Realty Saugus, Inc., Winthrop Properties, Inc., Winthrop Metro Equities Corporation, Winthrop Lisbon Realty, Inc. and Northwood Realty Co., Inc. and Coordinated Services of Valdosta, LLC	(4)

31.1 and	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Independent Auditor’s Report
__________________

(1)	Incorporated herein by reference to the Partnership’s Registration Statement on Form 10(Commission Partnership file number 0-12210).
(2)	Incorporated herein by reference to Exhibit 10(p) to the Partnership’s Annual Report onForm 10-K for the year ended December 31, 1985.
(3)	Incorporated herein by reference to Partnership’s Annual Report on Form 10-K for theyear ended December 31, 1995.
(4)	Incorporated by reference to the Partnership’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998.