Form 10KSB/A
period 2007-12-31
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2008-04-15
CIK 726666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Presidential Associates I Limited Partnership is amending its Fiscal Year 2007 Form 10-KSB to correct a clerical error included in the significant noncash investing and financing activities section of the Statements of Cash Flows.

There are no other changes to the original Form 10-KSB other than those outlined in this document.  This form 10-KSB/A does not reflect events occurring after the filing of the original 10-KSB, nor does it modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

Presidential Associates I Limited Partnership

STATEMENTS OF CASH FLOWS

Years ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities
Net income (loss)	$62,113,788	$523,329
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Bad debts	353,399	—
Reduction of interest income for adjustment to distributions	(802,741)	—
Increase in due from affiliates	(30,000)	(30,000)
Increase in accounts payable	6,096	16,607
Increase in liquidation expense,
Payable to affiliate of general partner	2,850,000	—
Increase in state replacement tax payable	1,572,376	—

Net cash provided by operating activities	66,062,918	509,936

Cash flows from financing activities
Distributions to partners	(55,633,495)	—
Increase (decrease) in due to affiliates	(759)	759

Net cash provided by (used in) financing activities	(55,634,254)	759

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	10,428,664	510,695

Cash and cash equivalents, beginning	1,069,189	558,494

Cash and cash equivalents, end	$11,497,853	$1,069,189

Significant noncash investing and financing activities:

Capital contributions due from defaulted investors increased investor distributions by $21,865.

Due to investor limited partners increased by $737,946 of distributions payable to these partners as a result of distribution checks that were voided but expected to be repaid during the year ending December 31, 2008.

Due from investor limited partners decreased by $449,342, for adjustments to distributions.

See notes to financial statements.

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

Date: April 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Signature/Name	Title	Date

/s/ Eggert Dagbjartsson	President, Chief Executive Officer	April 15, 2008
Eggert Dagbjartsson	and Director

/s/ Andrew Prague	Chief Financial Officer	April 15, 2008
Andrew Prague

EXHIBIT INDEX

Exhibit No.

31.1 and	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002