Form 10QSB
period 2008-03-31
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2008-05-15
CIK 726666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
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
Yes [X]    No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

SEC 2334 (06-07)	Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-QSB MARCH 31, 2008

PART I - FINANCIAL INFORMATION
(Unaudited)

Item 1. Financial Statements.

Balance Sheets

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)

Assets

Cash and cash equivalents	$8,775,251	$11,497,853
Due from investor limited partners, net of allowance of $357,870 and $353,399	1,103	—
Due from affiliates	60,000	60,000

Total Assets	$8,836,354	$11,557,853

Liabilities and Partners' Capital

Liabilities:

Accounts payable	$27,000	$36,553
Accrued state replacement tax	1,572,376	1,572,376
Due to investor limited partners	466,811	737,946
Due to affiliates	—	2,850,000

Total Liabilities	2,066,187	5,196,875

Partners' Capital:

Partners' capital	6,770,167	6,360,978

Total Liabilities and Partners' Capital	$8,836,354	$11,557,853

See notes to financial statements

2 of 13

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-QSB MARCH 31, 2008

Statements of Operations (Unaudited)

	For The Three Months Ended
	March 31, 2008	March 31, 2007

Income:

Distribution from operating partnership	$1,679,832	$—
Interest and dividends	118,941	12,914
Total income	1,798,773	12,914

Expenses:

Legal and Professional Fees	14,186	18,236
Other	4,766	1,682
Total expenses	18,952	19,918

Net income (loss)	$1,779,821	$(7,004)

Net income (loss) per Unit of Limited Partnership Interest outstanding	$3,016.65	$(11.87)

See notes to financial statements

3 of 13

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-QSB MARCH 31, 2008

Statement of Partners' Capital (Unaudited)

For the Three Months Ended March 31, 2008 (Unaudited)	Winthrop Financial Co., Inc.	Linnaeus-Phoenix Associates Limited Partnership	Investor Limited Partners	Total Partners' Capital

Balance - December 31, 2007	$(264,134)	$(566,043)	$7,191,155	$6,360,978

Net income	8,899	8,899	1,762,023	1,779,821

Distributions	(34,266)	(34,266)	(1,302,100)	(1,370,632)

Balance – March 31, 2008	$(289,501)	$(591,410)	$7,651,078	$6,770,167

See notes to financial statements

4 of 13

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-QSB MARCH 31, 2008

Statements of Cash Flows (Unaudited)

	For The Three Months Ended
	March 31, 2008	March 31, 2007
Cash Flows From Operating Activities:
Net income (loss)	$1,779,821	$(7,004)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debts	4,471	—
Increase in interest income for adjustment to distributions	(15,506)	—
Decrease in amounts from receivable from investor limited partner	(1,103)	—
Increase (decrease) in accounts payable	(9,553)	(20,572)
Decrease in liquidation fee expense, payable to an affiliate of the general partner	(2,850,000)	—

Net cash provided by continuing operations	(1,091,870)	(27,576)

Cash Flows From Financing Activities:
Distributions to partners	(1,348,010)	—
Payment of amounts due to partners	(282,722)	—
Repayments of advances from affiliates	—	(759)

Net cash used in financing activities	(1,630,732)	(759)

Net increase in cash and cash equivalents	(2,722,602)	(28,335)
Cash and cash equivalents, beginning of period	11,497,853	1,069,189
Cash and cash equivalents, end of period	$8,775,251	$1,040,854

Significant noncash investing and financing activities:

Due to investor limited partners increased by $2,207 of distributions payable to these partners as a result of a distribution check that was voided in 2008 but expected to be repaid during the quarter ending June 30, 2008.

Due to investor limited partners increased by $9,380 of distributions payable to investor limited partners as of March 31, 2008 and expected to be paid during the quarter ending June 30, 2008.

Due from investor limited partners decreased by $11,035 for adjustments to distributions.

See notes to financial statements

5 of 13

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-QSB MARCH 31, 2008

1.	General

The condensed financial statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The Partnership’s accounting and financial reporting policies are in conformity with generally accepted accounting principles and include all adjustments in interim periods considered necessary for a fair presentation of the results of operations.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

The accompanying financial statements reflect the Partnership’s results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 2008.

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

The Partnership’s taxable income for 2008 is not expected to differ from that for financial reporting purposes.

No provision or benefit for Federal income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.  A provision of $1,572,376 has been accrued for Illinois replacement tax.  The state tax was calculated on the gain resulting from the Operating Partnership selling a building located in Illinois.

6 of 13

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-QSB MARCH 31, 2008

Item 2.	Management’s Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-QSB contain certain forward-looking information and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.)  The discussion of the Partnership’s business and results of operations, including forward-looking information pertaining to such matters does not take into account the effects of any changes to the Partnership’s business and results of operations.  Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

General

On March 7, 2007 the Operating Partnership entered into an agreement to sell the Project.  The sale closed on April 18, 2007, resulting in a cash distribution of $65,393,460 to the Partnership.  The Managing General Partner has reserved $5,000,000 intended to cover any unforeseen liabilities.  After repayment of debt, expenses incurred by the Operating Partnership in connection with the sale, and costs and fees payable by the Partnership in connection with the transaction, the Managing General Partner distributed cash proceeds to the limited partners on May 18, 2007, in the aggregate amount of $56,227,336, which equates to $94,239.56 per investment unit for individuals and $98,032.69 for non-individuals.

On January 24, 2008, the Partnership received a distribution from the Operating Partnership of $1,679,832.  This leaves the Operating Partnership with approximately $1,000,000 in its bank account to satisfy contingent obligations.  Once these obligations are satisfied, it is expected that the Operating Partnership will distribute any remaining funds and liquidate.

On February 27, 2008, the Managing General Partner distributed cash proceeds to the limited partners in the aggregate amount of $1,302,100 which equates to $2,206.95 per investment unit.  As of March 31, 2008, there were approximately 504 investor limited partners holding 590 outstanding units. An additional distribution may occur upon dissolution of the Partnership, which is expected to occur in late 2008 or early 2009.

7 of 13

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-QSB MARCH 31, 2008

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

The Operating Partnership made a distribution to the Partnership during the three months ended March 31, 2008 and 2007 of $1,679,832 and $0, respectively.  In connection with the April 1995 restructuring, the Partnership is entitled to receive a reimbursement from the Operating Partnership for its administrative expenses and professional fees up to an annual maximum of $30,000 as well as its allocable share of all distributions after a preferred return to TKI Presidential Partners (“TKI”), which preferred return was satisfied in 2001.  In addition, the Operating Partnership distributes to the Partnership an amount equal to the amount of income allocated to the Partnership by the Operating Partnership in each year. Accordingly, depending on the property’s operating results, it is expected that the Partnership will receive annual distributions from the Operating Partnership.

As of March 31, 2008, the amounts receivable from the Operating Partnership for annual reimbursement of expenses is $60,000, which is included in due from affiliates in the balance sheet.

As of March 31, 2008, the Partnership owed distributions to investor limited partners in the amount of $466,811.  The liability is due to checks that were issued to investors then voided.  The balance is expected to be repaid during 2008.

The Partnership’s liquidity based on cash and cash equivalents decreased by $2,722,602 to $8,775,251 at March 31, 2008, as compared to December 31, 2007.  This decrease was due to the payment of a liquidation fee in the amount of $2,850,000 to an affiliate of the General Partner. This decrease was reduced by the distribution received from the operating partnership of $1,679,832, as offset by distributions made to the Partnership’s investors of $1,302,100.  Accounts payable and accrued expenses decreased by $9,553 for payments made for audit and accounting fees.  It is expected that so long as the
8 of 13

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-QSB MARCH 31, 2008

Item 2.	Management’s Discussion and Analysis or Plan of Operation (Continued)

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

Results of Operations

Net income was $1,779,821 for the three months ended March 31, 2008 as compared to a net loss of $7,004 for the three months ended March 31, 2007.  The increase in net income is primarily due to the Partnership receiving a distribution of $1,679,832 from the Operating Partnership.

The Partnership is entitled to receive interest income at 18 percent per annum on investor notes from defaulted investors.  Due to the uncertainty of the collection of defaulted investor notes, the Partnership recognizes interest income only as collections are made from the final anticipated distributions due to defaulted investors. For the three months ended March 31, 2008, the Partnership earned $15,506 of interest income, of which $11,035 is treated as distributions retained and disclosed as a noncash operating activity on the statements of cash flows.
9 of 13

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-QSB MARCH 31, 2008

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

Changes in internal controls. There were no significant changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

10 of 13

 PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-QSB MARCH 31, 2008

Part II - Other Information

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On March 7, 2007 the Operating Partnership entered into an agreement to sell the Project.  The sale closed on April 18, 2007, resulting in a cash distribution of $65,393,460 to the Partnership.  The Managing General Partner has reserved $5,000,000 intended to cover any unforeseen liabilities.  After repayment of debt, expenses incurred by the Operating Partnership in connection with the sale, and costs and fees payable by the Partnership in connection with the transaction, the Managing General Partner distributed cash proceeds to the limited partners on May 18, 2007, in the aggregate amount of $56,227,336, which equates to $94,239.56 per investment unit for individuals and $98,032.69 for non-individuals.  On January 24, 2008, the Partnership received a distribution from the Operating Partnership of $1,679,832.  This leaves the Operating Partnership with approximately $1,000,000 in its bank account to satisfy contingent obligations.  On February 27, 2008, the Managing General Partner distributed cash proceeds to the limited partners in the aggregate amount of $1,302,100 which equates to $2,206.95 per investment unit.  However, as the dissolution of the Partnership was not imminent as of March 31, 2008 the financial statements are presented assuming that the Partnership will continue as a going concern.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.
11 of 13

 PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-QSB MARCH 31, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDENTIAL ASSOCIATES I
LIMITED PARTNERSHIP

By:	Winthrop Financial Co., Inc.
Managing General Partner

By: /s/ Eggert Dagbjartsson Eggert Dagbjartsson
Chief Executive Officer

By: /s/ Andrew Prague Andrew Prague
Chief Financial Officer

Dated:	May 15, 2008

12 of 13

 PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-QSB MARCH 31, 2008

Exhibit Index

Exhibit		Page No.

31.1	Chief Executive Officer’s Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	14 – 15

31.2	Chief Financial Officer’s Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	16 – 17

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	18

13 of 13