Form 10KSB/A
period 2007-12-31
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2008-07-31
CIK 726666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-KSB/A for the year ended December 31, 2007 to further amend our Form 10-KSB originally filed with the U. S. Securities and Exchange Commission on April 14, 2008, as amended by form 10-KSB/A filed on April 15, 2008.  We are filing this amendment for the purpose of providing corrected information concerning our Controls and Procedures under Item 8A and to correct certifications filed as Exhibits 31.1 and 31.2 which inadvertently omitted the portion of the language in the introduction to the fourth paragraph and in paragraph 4(b) relating to internal control over financial reporting.

There are no other changes to the original Form 10-KSB, as previously amended, other than those outlined in this document.  This form 10-KSB/A does not reflect events occurring after the filing of the original 10-KSB, nor does it modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

Item8A(T).	Controls and Procedures

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

Internal controls

Management’s Report On Internal Control Over Financial Reporting

Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s General Partner, its management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and the General Partner of the issuer; and

 - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

As of the end of the period covered by this annual report on Form 10-KSB, an evaluation was carried out under the supervision and with the participation of the General Partner’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant’s internal controls over financial reporting.

Management assessed the effectiveness of the Registrant ’s internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on that evaluation, the General Partner’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Registrant’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

This annual report does not include an attestation report of the Registrant’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Registrant to provide only management’s report in this annual report.

Changes in internal controls over financial reporting:

There was no change in our internal controls over financial reporting that occurred during the Registrant’s fourth fiscal quarter of the fiscal year covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: July 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Signature/Name	Title	Date

/s/ Eggert Dagbjartsson	President, Chief Executive Officer	July 31, 2008
Eggert Dagbjartsson	and Director

/s/ Andrew Prague	Chief Financial Officer	July 31, 2008
Andrew Prague

EXHIBIT INDEX

Exhibit No.

31.1 and	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002