Form 10-Q
period 2008-06-30
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2008-08-14
CIK 726666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________
Commission File Number           0-12210

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

Maryland	04-2801764
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1280 Massachusetts Avenue, 4th Floor, Cambridge, MA 02138

(Address of principal executive offices)

(617) 876-4800

(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Small reporting company [X]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q JUNE 30, 2008

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets

Cash and cash equivalents	$7,187,261	$11,497,853
Due from investor limited partners, net of allowance of $373,234 and $353,399	3,310	—
Due from affiliates	60,000	60,000

Total Assets	$7,250,571	$11,557,853

Liabilities and Partners’ Capital

Liabilities:

Accounts payable	$13,758	$36,553
Accrued state replacement tax	—	1,572,376
Due to investor limited partners	464,604	737,946
Due to affiliates	—	2,850,000

Total Liabilities	478,362	5,196,875

Partners’ Capital:

Partners’ Capital	6,772,209	6,360,978

Total Liabilities and Partners’ Capital	$7,250,571	$11,557,853

2 of 12

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q JUNE 30, 2008

Statements of Operations (Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Income:

Distribution from operating partnership	$—	$65,393,460	$1,679,832	$65,393,460
Interest and dividends	67,534	483,473	186,475	496,387

Total income	67,534	65,876,933	1,866,307	65,889,847

Expenses:

Legal and Professional Fees	49,978	20,555	64,164	23,616
Other	15,514	1,946	20,280	3,629

Total expenses	65,492	22,501	84,444	27,245

Net income (loss)	$2,042	$65,854,432	$1,781,863	$65,862,602

Net income (loss) per Unit of Limited Partnership
Interest outstanding	$3.46	$111,617.68	$3,020.11	$111,631.53

3 of 12

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q  JUNE 30, 2008

Statement of Partners’ Capital (Unaudited)

For the Six Months Ended June 30, 2008 (Unaudited)	Winthrop Financial Co., Inc.	Linnaeus- Phoenix Associates Limited Partnership	Investor Limited Partners	Total Partners’ Capital

Balance - December 31, 2007	$(264,134)	$(566,043)	$7,191,155	$6,360,978

Net income	8,909	8,909	1,764,045	1,781,863

Distributions	(34,266)	(34,266)	(1,302,100)	(1,370,632)

Balance - June 30, 2008	$(289,491)	$(591,400)	$7,653,100	$6,772,209

4 of 12

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q  JUNE 30, 2008

Statements of Cash Flows (Unaudited)

	For The Six Months Ended
	June 30,	June 30,
	2008	2007
Cash Flows From Operating Activities:

Net income	$1,781,863	$65,862,602
Adjustments to reconcile net income to net cash
provided by operating activities:
Bad debts	19,835	—
Increase in interest income for adjustment to distributions	(30,870)	—
Increase in due from affiliates	—	(30,000)
Increase in amounts from receivable from investor limited partner	(3,310)	—
Increase (decrease) in accounts payable	(22,795)	(30,457)
Decrease in accrued state replacement tax	(1,572,376)
Decrease in liquidation fee expense,
payable to an affiliate of the general partner	(2,850,000)	—

Net cash used in continuing operations	(2,677,653)	65,802,145

Cash Flows From Financing Activities:

Distributions to partners	(1,350,217)	(56,854,018)
Payment of amounts due to partners	(282,722)	188,479
Repayments of advances from affiliates	—	(759)

Net cash used in financing activities	(1,632,939)	(56,666,298)

Net increase (decrease) in cash and cash equivalents	(4,310,592)	9,135,847

Cash and cash equivalents, beginning of period	11,497,853	1,069,189

Cash and cash equivalents, end of period	$7,187,261	$10,205,036

Significant noncash investing and financing activities:

Due to investor limited partners increased by $9,380 of distributions payable to investor limited partners as of June 30, 2008 and expected to be paid during the quarter ending September 30, 2008.
Due from investor limited partners decreased by $11,035 for adjustments to distributions.

5 of 12

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q  JUNE 30, 2008

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

During the quarter ended June 30, 2008, the Partnership has paid $1,572,376 for Illinois replacement tax.  The state tax was calculated on the gain resulting from the Operating Partnership selling a building located in Illinois.

6 of 12

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q  JUNE 30, 2008

Item 2.    Management’s Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-Q contain certain forward-looking information and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.)  The discussion of the Partnership’s business and results of operations, including forward-looking information pertaining to such matters does not take into account the effects of any changes to the Partnership’s business and results of operations.  Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

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

On February 27, 2008, the Managing General Partner distributed cash proceeds to the limited partners in the aggregate amount of $1,302,100 which equates to $2,206.95 per investment unit.  As of June 30, 2008, there were approximately 504 investor limited partners holding 590 outstanding units. An additional distribution may occur upon dissolution of the Partnership, which is expected to occur in late 2008 or early 2009.

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
FORM 10-Q  JUNE 30, 2008

Item 2.    Management’s Discussion and Analysis or Plan of Operation (Continued)

Liquidity and Capital Resources (Continued)

The Operating Partnership made a distribution to the Partnership during the six months ended June 30, 2008 and 2007 of $1,679,832 and $65,393,460, respectively.  In connection with the April 1995 restructuring, the Partnership is entitled to receive a reimbursement from the Operating Partnership for its administrative expenses and professional fees up to an annual maximum of $30,000 as well as its allocable share of all distributions after a preferred return to TKI Presidential Partners (“TKI”), which preferred return was satisfied in 2001.  In addition, the Operating Partnership distributes to the Partnership an amount equal to the amount of income allocated to the Partnership by the Operating Partnership in each year. Accordingly, depending on the Operating Partnership’s operating results, it is expected that the Partnership will receive annual distributions from the Operating Partnership.

As of June 30, 2008, the amounts receivable from the Operating Partnership for annual reimbursement of expenses is $60,000, which is included in due from affiliates in the balance sheet.

As of June 30, 2008, the Partnership owed distributions to investor limited partners in the amount of $464,604.  The liability is due to checks that were issued to investors then voided.  The balance is expected to be repaid during 2008.

The Partnership’s liquidity based on cash and cash equivalents decreased by $4,310,592 to $7,187,261 at June 30, 2008, as compared to December 31, 2007.  This decrease was due to the payment of a liquidation fee in the amount of $2,850,000 to an affiliate of the General Partner. The Partnership also paid $1,572,376 for Illinois replacement tax on the gain from the sale of a building by the Operating Partnership.  This decrease was reduced by the distribution received from the operating partnership of $1,679,832, as offset by distributions made to the Partnership’s investors of $1,302,100.  Accounts payable and accrued expenses decreased by $22,795 for payments made for audit and accounting fees.  It is expected that so long as the Partnership’s administrative expenses do not exceed $30,000 in any year, unless the Operating Partnership makes a distribution, the Partnership’s cash and cash equivalents will remain relatively constant until the Operating Partnership is liquidated.

The Partnership’s liquid assets are currently thought to be sufficient for any near-term needs of the Partnership.  The Partnership did not have any off-balance sheet arrangements in any of the years as presented.

Results of Operations

Net income was $1,781,863 for the six months ended June 30, 2008 as compared to net income of $65,862,602 for the six months ended June 30, 2007.  The decrease in net income is primarily due to the Partnership receiving a distribution of $65,393,460 from the Operating Partnership during the six months ended June 30, 2007.

8 of 12

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q  JUNE 30, 2008

Item 2.    Management’s Discussion and Analysis or Plan of Operation (Continued)

Results of Operations (Continued)

Net income was $2,042 for the three months ended June 30, 2008 as compared to net income of $65,854,432 for the three months ended June 30, 2007.  The decrease in net income is primarily due to the Partnership receiving a distribution of $65,393,460 from the Operating Partnership during the three months ended June 30, 2007.

The Partnership is entitled to receive interest income at 18 percent per annum on investor notes from defaulted investors.  Due to the uncertainty of the collection of defaulted investor notes, the Partnership recognizes interest income only as collections are made from the final anticipated distributions due to defaulted investors. For the six months ended June 30, 2008, the Partnership earned $30,870 of interest income, of which $11,035 is treated as distributions retained and disclosed as a noncash activity on the statements of cash flows.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4T. Controls and Procedures

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

Changes in internal controls. There were no significant changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

9 of 12

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q  JUNE 30, 2008

Part II - Other Information

Item 1.   Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

On March 7, 2007 the Operating Partnership entered into an agreement to sell the Project.  The sale closed on April 18, 2007, resulting in a cash distribution of $65,393,460 to the Partnership.  The Managing General Partner has reserved $5,000,000 intended to cover any unforeseen liabilities.  After repayment of debt, expenses incurred by the Operating Partnership in connection with the sale, and costs and fees payable by the Partnership in connection with the transaction, the Managing General Partner distributed cash proceeds to the limited partners on May 18, 2007, in the aggregate amount of $56,227,336, which equates to $94,239.56 per investment unit for individuals and $98,032.69 for non-individuals.  On January 24, 2008, the Partnership received a distribution from the Operating Partnership of $1,679,832.  This leaves the Operating Partnership with approximately $1,000,000 in its bank account to satisfy contingent obligations.  On February 27, 2008, the Managing General Partner distributed cash proceeds to the limited partners in the aggregate amount of $1,302,100 which equates to $2,206.95 per investment unit.  However, as the dissolution of the Partnership was not imminent as of June 30, 2008 the financial statements are presented assuming that the Partnership will continue as a going concern.

10 of 12

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q  JUNE 30, 2008

Item 6.   Exhibits

Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP By: Winthrop Financial Co., Inc. Managing General Partner

By:	/s/ Eggert Dagbjartsson
Eggert Dagbjartsson
Chief Executive Officer

By:	/s/ Andrew Prague
Andrew Prague
Chief Financial Officer

Dated: August 14, 2008

11 of 12

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q  JUNE 30, 2008

Exhibit Index

Exhibit

31.1	Chief Executive Officer’s Certification, pursuant to Section 302 of theSarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification, pursuant to Section 302 of theSarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

12 of 12