Form 10KSB/A
period 2007-12-31
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2008-09-03
CIK 726666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB/A
(Amendment No. 3)

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

Issuer's telephone number including area code: (617) 876-4800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Sections 13 or 15(d) of the Exchange Act  [    ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [    ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [    ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [    ]  No [X]

Issuer’s revenues for its most recent fiscal year were $0.

No public trading market exists for units of the limited partnership interest of the Partnership, and, therefore, no aggregate market value can be computed and 590 units of limited partnership interest were outstanding as of April 14, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

We are filing this Amendment No. 3 on Form 10-KSB/A for the year ended December 31, 2007 to further amend our Form 10-KSB originally filed with the U. S. Securities and Exchange Commission on April 14, 2008, as amended by amendments to Form 10-KSB on Form 10-KSB/A filed on April 15, 2008 and July 31, 2008.  We are filing this amendment for the purpose of providing corrected information concerning our Controls and Procedures under Item 8A(T).

There are no other changes to the original Form 10-KSB, as previously amended, other than those outlined in this document.  This form 10-KSB/A does not reflect events occurring after the filing of the original 10-KSB, nor does it modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

Item 8A(T).  Controls and Procedures

Disclosure controls

As of the end of the period covered by this annual report on Form 10-KSB, an evaluation was carried out under the supervision and with the participation of the General Partner's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures (as such term is defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934).  Based on that evaluation, the General Partner’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Registrant's disclosure controls and procedures were not effective as of the end of the period covered by this report, because they failed to make us aware of a new requirement to include, in our 10-KSB as it was originally filed, management's report on internal control over financial reporting, which we added by an amendment.  The deficiency has been corrected by the addition of appropriate officers of the General Partner to a listserv that will promptly inform them of changes to SEC disclosure rules and requirements.

Internal controls

Management's Report On Internal Control Over Financial Reporting

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

As of the end of the period covered by this annual report on Form 10-KSB, an evaluation was carried out under the supervision and with the participation of the General

Partner's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant's internal controls over financial reporting.

Management assessed the effectiveness of the Registrant 's internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

PRESIDENTIAL ASSOCIATES I LIMITED
PARTNERSHIP

By:	Winthrop Financial Co., Inc.,
Managing General Partner

By:	/s/ Eggert Dagbjartsson
Eggert Dagbjartsson
Chief Executive Officer and President

Date:	September 3, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Signature/Name	Title	Date

/s/ Eggert Dagbjartsson	President, Chief Executive Officer and Director	September 3, 2008
Eggert Dagbjartsson

/s/ Andrew Prague	Chief Financial Officer	September 3, 2008
Andrew Prague

EXHIBIT INDEX

Exhibit No.

31.1 and 31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002