Form 10-Q
period 2008-09-30
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2008-11-14
CIK 726666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
FORM 10-Q SEPTEMBER 30, 2008

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets

	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)

Assets

Cash and cash equivalents	$7,190,879	$11,497,853
Due from investor limited partners, net of allowance of $388,767 and $353,399	3,310	—
Due from affiliates	60,000	60,000

Total Assets	$7,254,189	$11,557,853

Liabilities and Partners’ Capital

Liabilities:

Accounts payable	$—	$36,553
Accrued state replacement tax	—	1,572,376
Due to investor limited partners	464,604	737,946
Due to affiliates	—	2,850,000

Total Liabilities	464,604	5,196,875

Partners’ Capital:

Partners’ Capital	6,789,585	6,360,978

Total Liabilities and Partners’ Capital	$7,254,189	$11,557,853

See notes to financial statements

 2 of 13

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q SEPTEMBER 30, 2008

Statements of Operations (Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Income:

Distribution from operating partnership	$—	$—	$1,679,832	$65,393,460
Interest and dividends	63,365	305,118	249,840	801,504

Total income	63,365	305,118	1,929,672	66,194,964

Expenses:

Legal and Professional Fees	30,456	33,402	94,620	57,018
Other	15,533	6,418	35,813	10,044

Total expenses	45,989	39,820	130,433	67,062

Net income (loss)	$17,376	$265,298	$1,799,239	$66,127,902

Net income (loss) per Unit of Limited Partnership Interest outstanding	$29.45	$449.66	$3,049.56	$112,081.19

See notes to financial statements

 3 of 13

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q  SEPTEMBER 30, 2008

Statement of Partners’ Capital (Unaudited)

For the Nine Months Ended September 30, 2008 (Unaudited)	Winthrop Financial Co., Inc.	Linnaeus- Phoenix Associates Limited Partnership	Investor Limited Partners	Total Partners’ Capital

Balance - December 31, 2007	$(264,134)	$(566,043)	$7,191,155	$6,360,978

Net income	8,996	8,996	1,781,247	1,799,239

Distributions	(34,266)	(34,266)	(1,302,100)	(1,370,632)

Balance - September 30, 2008	$(289,404)	$(591,313)	$7,670,302	$6,789,585

See notes to financial statements

 4 of 13

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q  SEPTEMBER 30, 2008

Statements of Cash Flows (Unaudited)

	For The Nine Months Ended
	September 30,	September 30,
	2008	2007
Cash Flows From Operating Activities:

Net income	$1,799,239	$66,127,902
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Bad debts	35,368	-
Increase in interest income for adjustment to distributions	(46,403)	(123,010)
Increase in due from affiliates	-	(30,000)
Increase in amounts receivable from investor limited partner	(3,310)	-
Decrease in accounts payable	(36,553)	(30,457)
Decrease in accrued state replacement tax	(1,572,376)
Decrease in liquidation fee expense,
payable to an affiliate of the general partner	(2,850,000)	-

Net cash (used in) provided by continuing operations	(2,674,035)	65,944,435

Cash Flows From Investing Activities:

Advances to affiliate	-	(94,240)

Net cash used in investing activities	-	(94,240)

Cash Flows From Financing Activities:

Distributions to partners	(1,350,217)	(56,270,964)
Payment of amounts due to partners	(282,722)	-
Repayments of advances from affiliates	-	(759)

Net cash used in financing activities	(1,632,939)	(56,271,723)

Net (decrease) increase in cash and cash equivalents	(4,306,974)	9,578,472

Cash and cash equivalents, beginning of period	11,497,853	1,069,189

Cash and cash equivalents, end of period	$7,190,879	$10,647,661

Significant noncash investing and financing activities:

Due to investor limited partners increased by $9,380 of distributions payable to investor limited partners as of September 30, 2008 and expected to be paid during the quarter ending December 31, 2008.
Due from investor limited partners decreased by $11,035 for adjustments to distributions.

See notes to financial statements

 5 of 13

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q SEPTEMBER 30, 2008

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

During the nine months ended September 30, 2008, the Partnership has paid $1,572,376 for Illinois replacement tax.  The state tax was calculated on the gain resulting from the Operating Partnership selling a building located in Illinois.

6 of 13

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q SEPTEMBER 30, 2008

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

On February 27, 2008, the Managing General Partner distributed cash proceeds to the limited partners in the aggregate amount of $1,302,100 which equates to $2,206.95 per investment unit.  As of September 30, 2008, there were approximately 504 investor limited partners holding 590 outstanding units. An additional distribution may occur upon dissolution of the Partnership, which is expected to occur in late 2008 or early 2009.

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

7 of 13

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q SEPTEMBER 30, 2008

Item 2.	Management’s Discussion and Analysis or Plan of Operation (Continued)

Liquidity and Capital Resources (Continued)

The Operating Partnership made a distribution to the Partnership during the nine months ended September 30, 2008 and 2007 of $1,679,832 and $65,393,460, respectively.  In connection with the April 1995 restructuring, the Partnership is entitled to receive a reimbursement from the Operating Partnership for its administrative expenses and professional fees up to an annual maximum of $30,000 as well as its allocable share of all distributions after a preferred return to TKI Presidential Partners (“TKI”), which preferred return was satisfied in 2001.  In addition, the Operating Partnership distributes to the Partnership an amount equal to the amount of income allocated to the Partnership by the Operating Partnership in each year. Accordingly, depending on the Operating Partnership’s operating results, it is expected that the Partnership will receive annual distributions from the Operating Partnership.

As of September 30, 2008, the amounts receivable from the Operating Partnership for annual reimbursement of expenses is $60,000, which is included in due from affiliates in the balance sheet.

The Partnership issued distribution checks to two former investors who had not notified the Partnership that they had sold their respective LP interests.  As of September 30, 2008, amounts receivable from the former investors is $3,310, which is included in due from investor limited partners on the balance sheet.

As of September 30, 2008, the Partnership owed distributions to investor limited partners in the amount of $464,604.  The liability is due to checks that were issued to investors then voided.  The balance is expected to be repaid during 2008.

The Partnership’s liquidity based on cash and cash equivalents decreased by $4,306,974 to $7,190,879 at September 30, 2008, as compared to December 31, 2007.  This decrease was due to the payment of a liquidation fee in the amount of $2,850,000 to an affiliate of the General Partner. The Partnership also paid $1,572,376 for Illinois replacement tax on the gain from the sale of a building by the Operating Partnership.  This decrease was reduced by the distribution received from the operating partnership of $1,679,832, as offset by distributions made to the Partnership’s investors of $1,302,100.  Accounts payable and accrued expenses decreased by $36,553 for payments made for audit and accounting fees.  It is expected that so long as the Partnership’s administrative expenses do not exceed $30,000 in any year, unless the Operating Partnership makes a distribution, the Partnership’s cash and cash equivalents will remain relatively constant until the Operating Partnership is liquidated.

The Partnership’s liquid assets are currently thought to be sufficient for any near-term needs of the Partnership.  The Partnership did not have any off-balance sheet arrangements in any of the years as presented.

8 of 13

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q SEPTEMBER 30, 2008

Item 2.	Management’s Discussion and Analysis or Plan of Operation (Continued)

Results of Operations (Continued)

Net income was $1,799,239 for the nine months ended September 30, 2008 as compared to net income of $66,127,902 for the nine months ended September 30, 2007.  The decrease in net income is primarily due to the Partnership receiving a distribution of $65,393,460 from the Operating Partnership during the nine months ended September 30, 2007.

Net income was $17,376 for the three months ended September 30, 2008 as compared to net income of $265,298 for the three months ended September 30, 2007.  The decrease in net income is primarily due to the decrease in interest and dividend income of $241,753 compared to the interest and dividend income earned during the three months ended September 30, 2007.

The Partnership is entitled to receive interest income at 18 percent per annum on investor notes from defaulted investors.  Due to the uncertainty of the collection of defaulted investor notes, the Partnership recognizes interest income only as collections are made from the final anticipated distributions due to defaulted investors. For the nine months ended September 30, 2008, the Partnership earned $46,403 of interest income, of which $11,035 is treated as distributions retained and disclosed as a noncash activity on the statements of cash flows.

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

Changes in internal controls. There were no significant changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

9 of 13

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q SEPTEMBER 30, 2008

Part II - Other Information

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On March 7, 2007 the Operating Partnership entered into an agreement to sell the Project.  The sale closed on April 18, 2007, resulting in a cash distribution of $65,393,460 to the Partnership.  The Managing General Partner has reserved $5,000,000 intended to cover any unforeseen liabilities.  After repayment of debt, expenses incurred by the Operating Partnership in connection with the sale, and costs and fees payable by the Partnership in connection with the transaction, the Managing General Partner distributed cash proceeds to the limited partners on May 18, 2007, in the aggregate amount of $56,227,336, which equates to $94,239.56 per investment unit for individuals and $98,032.69 for non-individuals.  On January 24, 2008, the Partnership received a distribution from the Operating Partnership of $1,679,832.  This leaves the Operating Partnership with approximately $1,000,000 in its bank account to satisfy contingent obligations.  On February 27, 2008, the Managing General Partner distributed cash proceeds to the limited partners in the aggregate amount of $1,302,100 which equates to $2,206.95 per investment unit.  However, as the dissolution of the Partnership was not imminent as of September 30, 2008 the financial statements are presented assuming that the Partnership will continue as a going concern.

10 of 13

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q SEPTEMBER 30, 2008

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

11 of 13

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q SEPTEMBER 30, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

By:	Winthrop Financial Co., Inc. Managing General Partner

By:	/s/ Eggert Dagbjartsson
Eggert Dagbjartsson
Chief Executive Officer

By:	/s/ Andrew Prague
Andrew Prague
Chief Financial Officer

Dated: November 14, 2008

12 of 13

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q SEPTEMBER 30, 2008

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

13 of 13