Form 10-K
period 2008-12-31
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2009-04-14
CIK 726666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________
Commission File Number 0-12210

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

Maryland	04-2801764
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1280 Massachusetts Avenue, 4th Floor, Cambridge, MA 02138

(Address of principal executive offices)

Registrant’s telephone number	(617) 876-4800

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest

(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No  ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.     $1,030,797.60

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

DOCUMENTS INCORPORATED BY REFERENCE
NONE

Certain matters discussed herein are forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events.  Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “will,” “should,” “estimates,” or “anticipates,” or the negative thereof or other variations thereof or comparable terminology.  All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward- looking statements.  Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that any deviations will not be material.  We disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-K to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

As a result of a restructuring transaction that occurred in 1995 and the investment by TKI Presidential Partners (“TKI”) of $14,000,000 over a six year period in the Operating Partnership, the Partnership’s interest in the Operating Partnership was reduced from a 94.99% limited partnership interest to a 19.998% limited partnership interest and certain control rights over major business decisions of the Operating Partnership were transferred to TKI.  Pursuant to the terms of the partnership agreement of the Operating Partnership, the Partnership is entitled to receive a reimbursement from the Operating Partnership for its administrative expenses and professional fees up to an annual maximum of $30,000.  The Operating Partnership made distributions to the Partnership during 2008 and 2007 of $1,679,832 and $65,393,460, respectively.

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

On February 27, 2008, the Managing General Partner distributed cash proceeds to the limited partners in the aggregate amount of $1,302,100 which equates to $2,206.95 per investment unit.  As of December 31, 2008, there were approximately 485 investor limited partners holding 590 outstanding units.

Employees

The Partnership has no employees.  The Managing General Partner is directly responsible for providing the asset management and investor services to the Partnership.

Item 1A.  Risk Factors.

Not Applicable

Item 1B.  Unresolved Staff Comments.

None

Item 2.     Properties.

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

PART II

Item 5.     Market for the Issuer’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

The Partnership is a limited partnership and thus has no common stock.  There is no established public trading market for the Units in the Partnership.  Trading in Units is sporadic and occurs solely through private transactions.

As of April 1, 2009, there were approximately 485 holders of 590 outstanding Units.

The Partnership Agreement requires that Cash Flow (as defined therein) be distributed to the partners in specified proportions at reasonable intervals during the fiscal year and in any event no later than 60 days after the close of each fiscal year.  There are no restrictions on the Partnership’s present or future ability to make distributions of cash flow.  For the years ended December 31, 2008 and 2007, the Partnership made distributions to its investor limited partners of approximately $1,302,100 and $56,227,336, respectively, and $34,266 and $307,656 to each of the General Partners.  See Item 6 “Management’s Discussion and Analysis or Plan of Operation” for the Partnership’s ability to make distributions in the future.

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

Item 6.     Selected Financial Data.

Not Applicable

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The matters discussed in this Form 10-K contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-K and the other filings with the Securities and Exchange Commission made by the Partnership from time to time.  The discussion of the Partnership’s business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership’s business and results of operation.  Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

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

The Operating Partnership made a distribution to the Partnership during the years ended 2008 and 2007 of $1,679,832 and $65,393,460, respectively.  In connection with the April 1995 restructuring, the Partnership is entitled to receive a reimbursement from the Operating Partnership for its administrative expenses and professional fees up to an annual maximum of $30,000 as well as its allocable share of all distributions after a preferred return to TKI Presidential Partners (“TKI”), which preferred return was satisfied in 2001.  In addition, the Operating Partnership distributes to the Partnership an amount equal to the amount of income allocated to the Partnership by the Operating Partnership in each year. Accordingly, depending on the property’s operating results, it is expected that the Partnership will receive annual distributions from the Operating Partnership.

As of December 31, 2008 and 2007, the amounts receivable from the Operating Partnership for annual reimbursement of expenses is $60,000 and $60,000, respectively, which is included in due from affiliates in the balance sheet.

As of December 31, 2008, defaulted limited partners owed the Partnership $404,300.  This receivable is a result of five limited partners who defaulted on their final capital call.  The amount owed to the partnership has increased through interest income earned on the note, and decreased by distributions paid to the partners.  Since collection of this receivable is considered doubtful, the Partnership has recorded an allowance for the entire $404,300.

As of December 31, 2008, the Partnership owed distributions to investor limited partners in the amount of $347,793.  The liability is due to checks that were issued to investors then voided and is expected to be repaid during the year ending December 31, 2009.

The Partnership’s liquidity based on cash and cash equivalents decreased by $4,403,260 to $7,094,593 at December 31, 2008, as compared to December 31, 2007.  This decrease was due to the decrease in distributions received from the Operating Partnership from $65,393,460 in 2007 to 1,679,832 in 2008, as offset by distributions made to the Partnership’s investors of $56,842,648 and $1,370,632, respectively.  Accounts payable and accrued expenses increased by $2,081 for accruals made for audit and accounting fees and legal fees.  It is expected that so long as the Partnership’s administrative expenses do not exceed $30,000 in any year, unless the Operating Partnership makes a distribution, the Partnership’s cash and cash equivalents will remain relatively constant until the Operating Partnership is liquidated.

The Partnership’s liquid assets are currently thought to be sufficient for any near-term needs of the Partnership.  The Partnership did not have any off balance sheet arrangements in any of the years as presented.

Results of Operations

The Partnership’s net income for the year ended December 31, 2008 was $1,772,841 as compared to net income of $62,113,788 for the year ended December 31, 2007.  This decrease in 2008 was due to the decrease in distributions from the Operating Partnership which was classified as other income.  There was also a decrease in interest income of $1,316,331 due to a decrease in cash balances during 2008.

The Partnership is entitled to receive interest income at 18 percent per annum on investor notes from defaulted investors.  Due to the uncertainty of the collection of defaulted investor notes, the Partnership recognizes interest income only as collections are made from the final anticipated distributions due to defaulted investors.  For the year ended December 31, 2008, the Partnership earned $61,938 of interest income, of which $11,037 is treated as distributions retained and disclosed as a noncash operating activity on the statements of cash flows.

The Partnership’s decrease in net income during 2008 was reduced partially by an decrease in expenses mainly due to state replacement tax of $1,572,376 and liquidation fee expense of $2,850,000, incurred as a result of the sale of the Operating Partnership’s underlying rental property and proposed dissolution of the Partnership and the Operating Partnership during 2007.

Off-balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Item  7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Required

Item 8.    Financial Statements and Supplementary Data.

The audited financial statements of the Partnership for the fiscal years ended December 31, 2008 and December 31, 2007, including the accompanying notes thereto, are included in this Item 8.

Presidential Associates I Limited Partnership

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Presidential Associates I Limited Partnership

We have audited the accompanying balance sheets of Presidential Associates I Limited Partnership as of December 31, 2008 and 2007, and the related statements of operations, partners’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Presidential Associates I Limited Partnership as of December 31, 2008 and 2007, and the results of its operations, changes in partners’ equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A, the Operating Partnership sold its property in 2007 and intends to dissolve in 2009, or as soon thereafter as possible.  Upon dissolution of the Operating Partnership, and satisfaction of Partnership obligations, any remaining cash will be distributed to investors and the Partnership will dissolve its operations.

/s/ Reznick Group, P.C.
Bethesda, Maryland
April 14, 2009

Presidential Associates I Limited Partnership

BALANCE SHEETS

December 31, 2008 and 2007

ASSETS

	2008	2007

Cash and cash equivalents	$7,094,593	$11,497,853
Due from investor limited partners, net of allowance of $404,300 and $353,399	3,310	—
Due from affiliates	60,000	60,000

TOTAL ASSETS	$7,157,903	$11,557,853

LIABILITIES AND PARTNERS’ EQUITY

LIABILITIES
Accounts payable	$46,923	$36,553
Accrued state replacement tax	—	1,572,376
Due to investor limited partners	347,793	737,946
Due to affiliate of managing general partner	—	2,850,000

TOTAL LIABILITIES	394,716	5,196,875

PARTNERS’ EQUITY	6,763,187	6,360,978

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$7,157,903	$11,557,853

See notes to financial statements

Presidential Associates I Limited Partnership

STATEMENTS OF INCOME

Years ended December 31,

	2008	2007
Expenses
Other	$219,493	$4,908,505

	(219,493)	(4,908,505)

Other income
Distribution from Operating Partnership	1,679,832	65,393,460
Dividend and interest income	312,502	1,628,833

NET INCOME	$1,772,841	$62,113,788

Units of investor limited partnership interest outstanding	590	590

Net income allocated to general partners	$17,728	$621,138

Net income allocated to investor limited partners	$1,755,113	$61,492,650

Net income per unit of investor limited partnership interest outstanding	$2,975	$104,225

See notes to financial statements.

Presidential Associates I Limited Partnership

STATEMENTS OF PARTNERS EQUITY (DEFICIT)

Years ended December 31, 2008 and 2007

	Managing General Partner	General Partner
	Winthrop Financial Company, Inc.	Linnaeus Phoenix Associates Limited Partnership	Investor limited partners	Total

Partners’ equity (deficit), December 31, 2006	(267,047)	(568,956)	1,903,976	1,067,973

Net income	310,569	310,569	61,492,650	62,113,788

Capital contributions	—	—	21,865	21,865

Distributions	(307,656)	(307,656)	(56,227,336)	(56,842,648)

Partners’ equity (deficit), December 31, 2007	(264,134)	(566,043)	7,191,155	6,360,978

Net income	8,864	8,864	1,755,113	1,772,841

Distributions	(34,266)	(34,266)	(1,302,100)	(1,370,632)

Partner’s equity (deficit), December 31, 2008	(289,536)	(591,445)	7,644,168	6,763,187

See notes to financial statements.

Presidential Associates I Limited Partnership

STATEMENTS OF CASH FLOWS

Years ended December 31, 2008 and 2007
	2008	2007
Cash flows from operating activities
Net income	$1,772,841	$62,113,788
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Bad debts	50,901	353,399
Increase of interest income for adjustment to distributions	(61,938)	(802,741)
Increase in due from affiliates	—	(30,000)
Increase in amounts from receivable from investor limited partner	(3,310)	—
Increase in accounts payable	10,370	6,096
Increase (decrease) in liquidation fee expense, payable to affiliate of managing general partner	(2,850,000)	2,850,000
Increase (decrease) in state replacement tax payable	(1,572,376)	1,572,376

Net cash provided by (used in) operating activities	(2,653,512)	66,062,918

Cash flows from financing activities
Distributions to partners	(1,340,471)	(55,633,495)
Payment of amounts due to partners	(409,277)	—
Increase (decrease) in due to affiliates	—	(759)

Net cash used in financing activities	(1,749,748)	(55,634,254)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,403,260)	10,428,664

Cash and cash equivalents, beginning	11,497,853	1,069,189

Cash and cash equivalents, end	$7,094,593	$11,497,853

Significant noncash investing and financing activities:

Due to investor limited partners increased by $19,124 of distributions payable to investor limited partners as of December 31, 2008 and expected to be paid during the year ending December 31, 2009.

Due from investor limited partners decreased by $11,037 for adjustments to distributions.

See notes to financial statements.

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presidential Associates I Limited Partnership (the “Partnership”) was organized under the laws of the State of Maryland on July 1, 1983 to acquire a limited partnership interest in Presidential Towers, Ltd. (the “Operating Partnership”).  On March 7, 2007, the Operating Partnership entered into an agreement to sell the Project. The sale closed April 18, 2007 resulting in significant distributions to the Partnership arising from the sale proceeds.  Since the sale transaction has been consummated, the Partnership’s only remaining asset is cash from the sale and the Partnership will be liquidated by payments of expenses incurred in connection with the sale and distribution of remaining proceeds to the partners.  However, as the dissolution of the Partnership was not imminent as of December 31, 2008, and the process could extend beyond the year ending December 31, 2009, the financial statements are presented assuming that the Partnership will continue as a going concern.

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

NOTE B - CONCENTRATION OF CREDIT RISK

The Partnership maintains its cash balances in one bank.  The balance is insured by the Federal Deposit Insurance Corporation up to $250,000 at the bank.  As of December 31, 2008, the uninsured portion of the cash balances was $6,870,911.

NOTE C - INVESTMENT IN OPERATING PARTNERSHIP

The Partnership holds a 19.998% interest in the Operating Partnership which constructed, owned and operated four 49-story residential and commercial towers in Chicago, Illinois.  Losses from the Operating Partnership are allocated entirely to one of the Operating Partnership’s general partners.  Special allocations apply to the allocation of the proceeds of capital transactions and cancellation of indebtedness.  As disclosed in Note A, the sale of the underlying property of the Operating Partnership closed on April 18, 2007.  The Operating Partnership intends to dissolve in the year ending December 31, 2009.

The following is a summary of the financial position of the Operating Partnership at December 31, 2008 and 2007, and a summary of its results of operations for the years then ended, prepared in conformity with accounting principles generally accepted in the United States of America.

NOTE C - INVESTMENT IN OPERATING PARTNERSHIP (Continued)

BALANCE SHEETS
	2008	2007
ASSETS
Other assets	$1,179,764	$9,416,579

Total assets	$1,179,764	$9,416,579

Partners’ equity (deficit)	$1,179,764	$9,416,579

	$1,179,764	$9,416,579

STATEMENTS OF OPERATIONS
	2008	2007
Revenue
Rental	$—	$10,709,077
Other	173,072	700,452
Interest	21,516	483,375

	194,588	11,892,904
Expenses
Operating expenses	31,404	19,108,643
Amortization	—	622,762

	31,404	19,731,405

Income (loss) before gain on sale of rental property	163,184	(7,838,501)

Gain on sale of rental property	—	432,479,635

NET INCOME	$163,184	$424,641,134

NOTE D - RECONCILIATION OF NET INCOME

There are no differences between the Operating Partnership’s income for tax and financial statement purposes for 2008 and 2007.

The difference between the investment in the operating partnership for tax purposes and financial statement purposes is due to the difference in the losses not recognized under the equity method of accounting which are recorded for income tax purposes as well as a gain on extinguishment of debt in prior years which was recorded for financial statement purposes only.

NOTE E - RELATED PARTY TRANSACTIONS

Due from Affiliates

Pursuant to the terms of the partnership agreement of the Operating Partnership, the partnership is entitled to receive a reimbursement from the Operating Partnership to reimburse it for its administrative expenses and professional fees up to an annual maximum of $30,000. A receivable was recorded for $60,000 and $60,000 that was not reimbursed to the Partnership by the operating partnership as of December 31, 2008 and 2007, respectively.  As of December 31, 2008 and 2007, defaulted limited partners owed the Partnership $404,300 and $353,399, respectively. This receivable is a result of five limited partners who defaulted on their final capital call. The amount owed to the Partnership has increased through interest income earned on the note, and decreased by distributions made to the partners. Since collection of this receivable is considered doubtful, the Partnership has recorded an allowance for the entire $404,300 and $353,399, respectively.

Due to Affiliates

As of December 31, 2008 and 2007, $0 and $2,850,000, respectively, remains payable to an affiliate of the Managing General Partner.  On January 25, 2008, the Partnership paid to an affiliate of the Managing General Partner a liquidation fee in the amount of $2,850,000.  Such affiliate was engaged by the Managing General Partner to provide services to the Partnership in connection with the Operating Partnership’s decision to sell its only asset, which sale would result in the liquidation of the Operating Partnership and the Partnership.  While the Operating Partnership has sold such asset, it has not yet dissolved.  The liquidation of the Partnership will be completed after the Operating Partnership dissolves and the Partnership satisfies all debts and distributes any remaining cash to its investors.  Such affiliate of the Managing General Partner continues to provide services to the Partnership in connection with such liquidation process.

Operating Expenses

The Partnership has outsourced its accounting function to Prague & Company, P.C.  The firm is owned by Andrew Prague, who also serves as Chief Financial Officer for the Partnership. For the years ended December 31, 2008 and 2007,  expenses of $73,920 and $52,578, respectively, were incurred by the partnership for accounting fees charged by Prague & Company, P.C.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures

Disclosure controls

As of the end of the period covered by this annual report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Managing General Partner’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Managing General Partner’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Registrant’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal controls

Management’s Report On Internal Control Over Financial Reporting

Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s Managing General Partner, its management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and the Managing General Partner of the issuer; and

 - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

As of the end of the period covered by this annual report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Managing General Partner’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant’s internal controls over financial reporting.

Management assessed the effectiveness of the Registrant ’s internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on that evaluation, the Managing General Partner’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Registrant’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Partnership has no officers or directors.  The Managing General Partner manages and controls substantially all of Registrant’s affairs and has general responsibility and ultimate authority in all matters affecting its business.  As of April 1, 2009, the names of the directors and executive officers of the Managing General Partner and the position held by each of them are as follows:

Name	Position Held with the Managing General Partner	Has Served as a Director or Officer Since

Eggert Dagbjartsson	President, Chief Executive Officer and Director	10/06

Andrew Prague	Chief Financial Officer	10/06

Victor J. Paci	Vice President, Treasurer, Secretary and Director	10/06

Mr. Dagbjartsson, age 45, has been a Managing Director of Equity Resource Investments, LLC and its affiliates (“ERI”) since October, 2002.  Prior thereto, he served as Executive Vice President of Equity Resources Group, Inc. since 1991.  Mr. Dagbjartsson is not on the board of directors of any other public companies.

Mr. Prague, age 51, has been a partner in the accounting firm of Prague and Co. since 1987 and has served as the Managing General Partner’s Chief Financial Officer since October, 2006.

Mr. Paci, age 58, has been a Managing Director of ERI since May, 2005.  Prior to joining ERI, Mr. Paci was a partner in the law firm of Bingham McCutchen LLP since November 1991.  Mr. Paci is not on the board of directors of any other public companies.

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

See “Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

Item 11.	Executive Compensation.

The General Partners are not required to and did not pay any compensation to the officers or directors of the General Partners. The General Partners do not presently pay any compensation to any of their respective officers or directors.  (See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           Security ownership of certain beneficial owners.

The Partnership is a limited partnership and has issued Units of limited partnership interest.  The Units are not voting securities, except that the consent of the Limited Partners is required to approve or disapprove certain transactions including the removal of a General Partner, certain amendments to the Partnership Agreement, the dissolution of the Partnership or the sale of all or substantially all of the assets of the Partnership.  Based on the Partnership’s books and records, at April 1, 2009 the only holder of 5% or more of the Partnership’s Units is ERI (through various investment funds managed by affiliates of ERI) which is an affiliate of the Managing General Partner and which collectively owns 74.6012 Units representing 12.6% of the Units in the Partnership.  The address for ERI is 1280 Massachusetts Avenue, Cambridge, Massachusetts 02138.

(b)           Security Ownership of Management.

No officer or director of the Managing General Partner directly owns any Units as of April 1, 2009.

(c)           Changes in Control.

None

(d)           Securities Authorized for Issuance under Equity Compensation Plans.

None

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Pursuant to the terms of the partnership agreement of the Operating Partnership, the Partnership is entitled to receive a reimbursement from the Operating Partnership for its administrative expenses and professional fees up to an annual maximum of $30,000.  During both 2008 and 2007, $0 and $0, respectively, was paid to the Partnership by the Operating Partnership as reimbursement of reimbursable expenses incurred by the Partnership.  As a result, $60,000 and $60,000 is included in due from affiliates on the balance sheets as of December 31, 2008 and 2007, respectively

The Partnership has outsourced its accounting function to Prague & Company, P.C.  The firm is owned by Andrew Prague, who also serves as Chief Financial Officer for the Partnership. As of December 31, 2008 and 2007, $5,064 and $9,853, respectively, was accrued by the partnership for accounting fees due to Prague & Company, P.C.

The Board of Directors of the Managing General Partner of the Partnership has determined that its members are not “independent” within the meaning of Section 303A.02 of the NYSE Listed Company Manual.

Item 14.	Principal Accounting Fees and Services

The Managing General Partner has reappointed Reznick Group, P.C. as independent auditors to audit the financial statements of the Partnership for 2008.   The Managing General Partner approved 100% of the services listed below.

Audit Fees. The Partnership paid to Reznick Group, P.C. audit fees of approximately $27,000 and $26,000 for the years ended December 31, 2008 and 2007, respectively.

Audit Related Fees. The Partnership paid to Reznick Group, P.C. audit related fees of approximately $30,563 and $23,653 for the years ended December 31, 2008 and 2007, respectively.

Tax Fees. The Partnership paid to Reznick Group, P.C. fees for tax services of approximately $10,000 and $10,000 for the years ended December 31, 2008 and 2007.

All Other Fees. The Partnership did not pay any other fees to Reznick Group, P.C. for the years ended December 31, 2008 and 2007.

PART IV

Item 15.	Exhibits

Refer to Exhibit Index included herein.

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

Date: April 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eggert Dagbjartsson	President, Chief Executive Officer	April 14, 2009
Eggert Dagbjartsson	and Director

/s/ Andrew Prague	Chief Financial Officer	April 14, 2009
Andrew Prague

/s/ Victor J. Paci	Director	April 14, 2009
Victor J. Paci

EXHIBIT INDEX

Exhibit No.		FN

3(a)	Amended and Restate Limited Partnership Agreement and Certificate of Amendment of Presidential Associates I Limited Partnership	(1)

3(b)	Amendment to Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership of Presidential Associates I Limited Partnership dated April 19, 1995	(3)

10(a)	Form of Investor Bond issued to the Partnership by Continental Casualty Company	(1)

(b)	Trust Agreement dated as of September 15, 1980 between the Operating Partnership and LaSalle National Bank	(1)

(c)	Letter of Credit and Reimbursement Agreement dated as of July 21, 1983 between the Operating Partnership and Citibank, N.A.	(1)

(e)	Regulatory Agreement for Multi-Family Housing project dated as of July 1, 1983 between LaSalle National Bank, as Trustee, the Operating Partnership, the General Partners and the Secretary of Housing and Urban Development	(1)

(i)	Architectural Services Agreement dated as of July 1, 1983 between LaSalle National Bank, as Trustee, and Solomon Cordwell Buenz & Associates, Inc.	(1)

(p)	Third Amended and Restated Limited Partnership Agreement of Presidential Towers, Ltd., dated April 19, 1995	(3)

(s)	Amendment to Regulatory Agreement for Multifamily Housing Projects, dated as of April 18, 1995, between LaSalle National Bank, as Trustee, and Presidential Towers, Ltd. and the Secretary of Housing and Urban Development	(3)

(t)	Restructuring Agreement, dated April 18, 1995, among LaSalle National Trust, as Trustee, Presidential Towers, Ltd. and the Secretary of Housing and Urban Development	(3)

(u)	Services Agreement, dated December 16, 1997, by and between First Winthrop Corporation, Winthrop Financial Co., Inc., WFC Realty Co., Inc., WFC Realty Saugus, Inc., Winthrop Properties, Inc., Winthrop Metro Equities Corporation, Winthrop Lisbon Realty, Inc. and Northwood Realty Co., Inc. and Coordinated Services of Valdosta, LLC	(4)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________________
(1)	Incorporated herein by reference to the Partnership’s Registration Statement on Form 10(Commission Partnership file number 0-12210).
(2)	Incorporated herein by reference to Exhibit 10(p) to the Partnership’s Annual Report onForm 10-K for the year ended December 31, 1985.
(3)	Incorporated herein by reference to Partnership’s Annual Report on Form 10-K for theyear ended December 31, 1995.
(4)	Incorporated by reference to the Partnership’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998.