Form 10-Q
period 2009-03-31
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2009-05-15
CIK 726666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: _______________________________________

SEC 1296 (02-08)	Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q MARCH 31, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheets

	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)

Assets

Cash and cash equivalents	$6,986,406	$7,094,593
Due from investor limited partners, net of allowance of $422,045 and $404,300	3,310	3,310
Due from affiliates, net of allowance of $120,000 and $0	–	60,000

Total Assets	$6,989,716	$7,157,903

Liabilities and Partners' Equity

Liabilities:

Accounts payable	$35,289	$46,923
Due to investor limited partners	241,116	347,793

Total Liabilities	276,405	394,716

Partners' Equity:

Partners' Equity	6,713,311	6,763,187

Total Liabilities and Partners' Equity	$6,989,716	$7,157,903

See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q MARCH 31, 2009

Statements of Operations (Unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2009	2008
Income:

Distribution from operating partnership	$-	$1,679,832
Interest and dividends	40,075	118,941

Total income	40,075	1,798,773

Expenses:

Legal and Professional Fees	9,172	14,186
Other	80,779	4,766

Total expenses	89,951	18,952

Net income (loss)	$(49,876)	$1,779,821

Net income (loss) per Unit of Limited Partnership Interest outstanding	$(84.54)	$3,016.65

See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q MARCH 31, 2009

Statement of Partners' Equity (Unaudited)

	Managing General Partner	General Partner
For the Three Months Ended March 31, 2009 (Unaudited)	Winthrop Financial Co., Inc.	Linnaeus-Phoenix Associates Limited Partnership	Investor Limited Partners	Total Partners' Capital

Partners’ equity (deficit), December 31, 2008	$(289,536)	$(591,445)	$7,644,168	$6,763,187

Net loss	(249)	(249)	(49,378)	(49,876)

Partners’ equity (deficit), March 31, 2009	$(289,785)	$(591,694)	$7,594,790	$6,713,311

See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q MARCH 31, 2009

Statements of Cash Flows (Unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2009	2008
Cash Flows From Operating Activities:

Net income (loss)	$(49,876)	$1,779,821
Adjustments to reconcile net income to net cash
used in operating activities:
Bad debts	137,745	4,471
Increase in interest income for adjustment to distributions	(17,745)	(15,506)
Decrease in due from affiliates	(60,000)	–
Increase in amounts receivable from investor limited partner	–	(1,103)
Decrease in accounts payable	(11,634)	(9,553)
Decrease in liquidation fee expense,
payable to an affiliate of the general partner	–	(2,850,000)

Net cash used in continuing operations	(1,510)	(1,091,870)

Cash Flows From Financing Activities:

Distributions to partners	–	(1,348,010)
Payment of amounts due to partners	(106,677)	(282,722)

Net cash used in financing activities	(106,677)	(1,630,732)

Net decrease in cash and cash equivalents	(108,187)	(2,722,602)

Cash and cash equivalents, beginning of period	7,094,593	11,497,853

Cash and cash equivalents, end of period	$6,986,406	$8,775,251

See notes to financial statements

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q MARCH 31, 2009

1.  General

The condensed financial statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The Partnership’s accounting and financial reporting policies are in conformity with generally accepted accounting principles and include all adjustments in interim periods considered necessary for a fair presentation of the results of operations.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

The accompanying financial statements reflect the Partnership’s results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 2009.

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

3.  Taxable Income

The Partnership’s taxable income for 2009 is not expected to differ from that for financial reporting purposes.

No provision or benefit for Federal income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

During the three months ended March 31, 2009, the Partnership has paid $2,735 for Illinois replacement tax.  The state tax was calculated on rental income reported by the Operating Partnership.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q MARCH 31, 2009

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

On February 27, 2008, the Managing General Partner distributed cash proceeds to the limited partners in the aggregate amount of $1,302,100 which equates to $2,206.95 per investment unit.  As of March 31, 2009, there were approximately 485 investor limited partners holding 590 outstanding units.

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

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q MARCH 31, 2009

Item 2.  Management’s Discussion and Analysis or Plan of Operation (Continued)

Liquidity and Capital Resources (Continued)

The Operating Partnership made a distribution to the Partnership during the three months ended March 31, 2009 and 2008 of $0 and $1,679,832, respectively.  In connection with the April 1995 restructuring, the Partnership is entitled to receive a reimbursement from the Operating Partnership for its administrative expenses and professional fees up to an annual maximum of $30,000 as well as its allocable share of all distributions after a preferred return to TKI Presidential Partners (“TKI”), which preferred return was satisfied in 2001.  In addition, the Operating Partnership distributes to the Partnership an amount equal to the amount of income allocated to the Partnership by the Operating Partnership in each year. Accordingly, depending on the Operating Partnership’s operating results, it is expected that the Partnership will receive annual distributions from the Operating Partnership.

As of March 31, 2009, the amounts receivable from the Operating Partnership for annual reimbursement of expenses is $120,000 which is included in due from affiliates in the balance sheet.  However, due to the uncertainty of collection from the Operating Partnership, the partnership  has fully reserved against the receivable of $120,000.

The Partnership issued distribution checks to two former investors who had not notified the Partnership that they had sold their respective LP interests.  As of March 31, 2009, amounts receivable from the former investors is $3,310, which is included in due from investor limited partners on the balance sheet.

As of March 31, 2009, the Partnership owed distributions to investor limited partners in the amount of $241,116.  The liability is due to checks that were issued to investors then voided.  The balance is expected to be repaid during the year ending December 31, 2009.

The Partnership’s liquidity based on cash and cash equivalents decreased by $108,187 to $6,986,406 at March 31, 2009, as compared to December 31, 2008.  This decrease was due to the payment of distributions owed to investor limited partners of $106,677.  Accounts payable and accrued expenses decreased by $11,634 for payments made for audit and accounting fees.  It is expected that so long as the Partnership’s administrative expenses do not exceed $30,000 in any year, unless the Operating Partnership makes a distribution, the Partnership’s cash and cash equivalents will remain relatively constant until the Operating Partnership is liquidated.

The Partnership’s liquid assets are currently thought to be sufficient for any near-term needs of the Partnership.  The Partnership did not have any off-balance sheet arrangements in any of the years as presented.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q MARCH 31, 2009

Item 2.  Management’s Discussion and Analysis or Plan of Operation (Continued)

Results of Operations (Continued)

Net loss was $49,876 for the three months ended March 31, 2009 as compared to net income of $1,779,821 for the three months ended March 31, 2008.  The decrease in net income to net loss is primarily due to the Partnership receiving a distribution of $1,679,832 from the Operating Partnership during the three months ended March 31, 2008.  Also, the Partnership reserved the balance of $120,000 receivable from the Operating Partnership, and recorded it as bad debt expense which is included in other expenses on the statements of operations.  The amount of bad debt expense was offset by an expense reimbursement receivable from the Operating Partnership recorded in the amount of $60,000 during the three months ended March 31, 2009 and included in other expenses on the statement of operations.

The Partnership is entitled to receive interest income at 18 percent per annum on investor notes from defaulted investors.  Due to the uncertainty of the collection of defaulted investor notes, the Partnership recognizes interest income only as collections are made from the final anticipated distributions due to defaulted investors. For the three months ended March 31, 2009, the Partnership earned $17,745 of interest income, all of which has been fully reserved.

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

Changes in internal controls. There were no significant changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

This quarterly report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this quarterly report.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q MARCH 31, 2009

Part II - Other Information

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On March 7, 2007 the Operating Partnership entered into an agreement to sell the Project.  The sale closed on April 18, 2007, resulting in a cash distribution of $65,393,460 to the Partnership.  The Managing General Partner has reserved $5,000,000 intended to cover any unforeseen liabilities.  After repayment of debt, expenses incurred by the Operating Partnership in connection with the sale, and costs and fees payable by the Partnership in connection with the transaction, the Managing General Partner distributed cash proceeds to the limited partners on May 18, 2007, in the aggregate amount of $56,227,336, which equates to $94,239.56 per investment unit for individuals and $98,032.69 for non-individuals.  On January 24, 2008, the Partnership received a distribution from the Operating Partnership of $1,679,832.  This leaves the Operating Partnership with approximately $1,000,000 in its bank account to satisfy contingent obligations.  On February 27, 2008, the Managing General Partner distributed cash proceeds to the limited partners in the aggregate amount of $1,302,100 which equates to $2,206.95 per investment unit.  However, as the dissolution of the Partnership was not imminent as of March 31, 2009 the financial statements are presented assuming that the Partnership will continue as a going concern.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q MARCH 31, 2009

Item 6.  Exhibits

Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q MARCH 31, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP

By:	Winthrop Financial Co., Inc. Managing General Partner

	By:	/s/ Eggert Dagbjartsson
Eggert Dagbjartsson
Chief Executive Officer

	By:	/s/ Andrew Prague
Andrew Prague
Chief Financial Officer

Dated: May 15, 2009

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q MARCH 31, 2009

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