Form 10-Q
period 2009-09-30
PRESIDENTIAL ASSOCIATES I LTD PARTNERSHIP
filed 2009-11-13
CIK 726666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes ☐    No ☐

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

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q SEPTEMBER 30, 2009

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

Balance Sheets

	September 30, 2009 (Unaudited)	December 31, 2008 (Audited)

Assets

Cash and cash equivalents	$6,862,317	$7,094,593
Due from investor limited partners, net of allowance of $458,532 and $404,300	3,310	3,310
Due from affiliates, net of allowance of $120,000 and $0	—	60,000

Total Assets	$6,865,627	$7,157,903

Liabilities and Partners' Equity

Liabilities:

Accounts payable	$18,750	$46,923
Due to affiliates	11,250	—
Due to investor limited partners	241,116	347,793

Total Liabilities	271,116	394,716

Partners' Equity:

Partners' Equity	6,594,511	6,763,187

Total Liabilities and Partners' Equity	$6,865,627	$7,157,903

See notes to financial statements

2 of 14

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q SEPTEMBER 30, 2009

Statements of Operations (Unaudited)

	For The Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Income:

Distribution from operating partnership	$—	$—	$—	$1,679,832
Interest and dividends	26,498	63,365	98,456	249,840

Total income	26,498	63,365	98,456	1,929,672

Expenses:

Legal and Professional Fees	78,426	30,456	130,221	94,620
Other	18,827	15,533	136,911	35,813

Total expenses	97,253	45,989	267,132	130,433

Net income (loss)	$(70,755)	$17,376	$(168,676)	$1,799,239

Net income (loss) per Unit of Limited Partnership Interest outstanding	$(119.92)	$29.45	$(285.89)	$3,049.56

See notes to financial statements

3 of 14

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q SEPTEMBER 30, 2009

Statement of Partners' Equity (Unaudited)

	Managing General Partner	General Partner
For the Nine Months Ended September 30, 2009 (Unaudited)	Winthrop Financial Co., Inc.	Linnaeus- Phoenix Associates Limited Partnership	Investor Limited Partners	Total Partners' Equity

Partners’ equity (deficit), December 31, 2008	$(289,536)	$(591,445)	$7,644,168	$6,763,187

Net loss	(844)	(844)	(166,988)	(168,676)

Partners’ equity (deficit), September 30, 2009	$(290,380)	$(592,289)	$7,477,180	$6,594,511

See notes to financial statements

4 of 14

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q SEPTEMBER 30, 2009

Statements of Cash Flows (Unaudited)
	For The Nine Months Ended
	September 30,	September 30,
	2009	2008
Cash Flows From Operating Activities:

Net income (loss)	$(168,676)	$1,799,239
Adjustments to reconcile net income to net cash
used in operating activities:
Bad debts	174,232	35,368
Increase in interest income for adjustment to distributions	(54,232)	(46,403)
Increase in due from affiliates	(60,000)	—
Increase in due to affiliates	11,250	—
Increase in amounts receivable from investor limited partner	—	(3,310)
Decrease in accounts payable	(28,173)	(36,553)
Decrease in accrued state replacement tax	—	(1,572,376)
Decrease in liquidation fee expense,
payable to an affiliate of the general partner	—	(2,850,000)

Net cash used in operating activities	(125,599)	(2,674,035)

Cash Flows From Financing Activities:

Distributions to partners	—	(1,350,217)
Payment of amounts due to partners	(106,677)	(282,722)

Net cash used in financing activities	(106,677)	(1,632,939)

Net decrease in cash and cash equivalents	(232,276)	(4,306,974)

Cash and cash equivalents, beginning of period	7,094,593	11,497,853

Cash and cash equivalents, end of period	$6,862,317	$7,190,879

See notes to financial statements

5 of 14

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q SEPTEMBER 30, 2009

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

During the nine months ended September 30, 2009, the Partnership has paid $2,735 for Illinois replacement tax.  The state tax was calculated on rental income reported by the Operating Partnership.

4.	Subsequent Events

The Partnership has evaluated subsequent events through the date that the financial statements were issued, which was November 13, 2009, the date of the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.

6 of 14

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q SEPTEMBER 30, 2009

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

On February 27, 2008, the Managing General Partner distributed cash proceeds to the limited partners in the aggregate amount of $1,302,100 which equates to $2,206.95 per investment unit.  As of September 30, 2009, there were approximately 485 investor limited partners holding 590 outstanding units.

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

7 of 14

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q SEPTEMBER 30, 2009

Item 2.    Management’s Discussion and Analysis or Plan of Operation (Continued)

Liquidity and Capital Resources (Continued)

The Operating Partnership made a distribution to the Partnership during the nine months ended September 30, 2009 and 2008 of $0 and $1,679,832, respectively.  In connection with the April 1995 restructuring, the Partnership is entitled to receive a reimbursement from the Operating Partnership for its administrative expenses and professional fees up to an annual maximum of $30,000 as well as its allocable share of all distributions after a preferred return to TKI Presidential Partners (“TKI”), which preferred return was satisfied in 2001.  In addition, the Operating Partnership distributes to the Partnership an amount equal to the amount of income allocated to the Partnership by the Operating Partnership in each year. Accordingly, depending on the Operating Partnership’s operating results, it is expected that the Partnership will receive annual distributions from the Operating Partnership.

As of September 30, 2009, the amounts receivable from the Operating Partnership for annual reimbursement of expenses is $120,000 which is included in due from affiliates in the balance sheet.  However, due to the uncertainty of collection from the Operating Partnership, the partnership  has fully reserved against the receivable of $120,000.

The Partnership issued distribution checks to two former investors who had not notified the Partnership that they had sold their respective LP interests.  As of September 30, 2009, the amount receivable from the former investors is $3,310, which is included in due from investor limited partners on the balance sheet.

As of September 30, 2009, the Partnership owed distributions to investor limited partners in the amount of $241,116.  The liability is due to checks that were issued to investors then voided.  The balance is expected to be repaid during the year ending December 31, 2009.

The Partnership’s liquidity based on cash and cash equivalents decreased by $232,276 to $6,862,317 at September 30, 2009, as compared to December 31, 2008.  This decrease was due to the payment of distributions owed to investor limited partners of $106,677.  Accounts payable and accrued expenses decreased by $28,173 for payments made for audit and accounting fees.  It is expected that so long as the Partnership’s administrative expenses do not exceed $30,000 in any year, unless the Operating Partnership makes a distribution, the Partnership’s cash and cash equivalents will remain relatively constant until the Operating Partnership is liquidated.

The Partnership’s liquid assets are currently thought to be sufficient for any near-term needs of the Partnership.  The Partnership did not have any off-balance sheet arrangements in any of the years as presented.

8 of 14

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q SEPTEMBER 30, 2009

Item 2.    Management’s Discussion and Analysis or Plan of Operation (Continued)

Results of Operations

Net loss was $168,676 for the nine months ended September 30, 2009 as compared to net income of $1,799,239 for the nine months ended September 30, 2008.  The decrease in net income to net loss is primarily due to the Partnership receiving a distribution of $1,679,832 from the Operating Partnership during the nine months ended September 30, 2008.  Also, the Partnership reserved the balance of $120,000 receivable from the Operating Partnership, and recorded it as bad debt expense which is included in other expenses on the statements of operations.  The amount of bad debt expense was offset by an expense reimbursement receivable from the Operating Partnership recorded in the amount of $60,000 during the nine months ended September 30, 2009 and included in other expenses on the statement of operations.

Net loss was $70,755 for the three months ended September 30, 2009 as compared to net income of $17,376 for the three months ended September 30, 2008.  The decrease in net income to net loss is primarily due to the decrease in interest and dividend income received of $36,867 from $63,365 during three months ended September 30, 2008 to $26,498 during the three months ended September 30, 2009.

The Partnership is entitled to receive interest income at 18 percent per annum on investor notes from defaulted investors.  Due to the uncertainty of the collection of defaulted investor notes, the Partnership recognizes interest income only as collections are made from the final anticipated distributions due to defaulted investors. For the nine months ended September 30, 2009, the Partnership earned $54,232 of interest income, all of which has been fully reserved.

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

Changes in internal controls. There were no significant changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

9 of 14

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q SEPTEMBER 30, 2009

Item 4T. Controls and Procedures (Continued)

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

10 of 14

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q SEPTEMBER 30, 2009

Part II - Other Information

Item 1.   Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

On March 7, 2007 the Operating Partnership entered into an agreement to sell the Project.  The sale closed on April 18, 2007, resulting in a cash distribution of $65,393,460 to the Partnership.  The Managing General Partner has reserved $5,000,000 intended to cover any unforeseen liabilities.  After repayment of debt, expenses incurred by the Operating Partnership in connection with the sale, and costs and fees payable by the Partnership in connection with the transaction, the Managing General Partner distributed cash proceeds to the limited partners on May 18, 2007, in the aggregate amount of $56,227,336, which equates to $94,239.56 per investment unit for individuals and $98,032.69 for non-individuals.  On January 24, 2008, the Partnership received a distribution from the Operating Partnership of $1,679,832.  This leaves the Operating Partnership with approximately $1,000,000 in its bank account to satisfy contingent obligations.  On February 27, 2008, the Managing General Partner distributed cash proceeds to the limited partners in the aggregate amount of $1,302,100 which equates to $2,206.95 per investment unit.  However, as the dissolution of the Partnership was not imminent as of September 30, 2009 the financial statements are presented assuming that the Partnership will continue as a going concern.

11 of 14

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q SEPTEMBER 30, 2009

Item 6.   Exhibits

Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

12 of 14

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q SEPTEMBER 30, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDENTIAL ASSOCIATES I
LIMITED PARTNERSHIP

By:          Winthrop Financial Co., Inc.
Managing General Partner

By:          /s/ Eggert Dagbjartsson
Eggert Dagbjartsson
Chief Executive Officer

By:          /s/ Andrew Prague
Andrew Prague
Chief Financial Officer

Dated:     November 13, 2009

13 of 14

PRESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
FORM 10-Q SEPTEMBER 30, 2009

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

14 of 14